Form 10-K
period 1996-02-29
TECHKNITS INC
filed 1996-05-31
CIK 814081

Securities and Exchange Commission
                              Washington, D.C. 20549


                                     Form 10K


                  Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                  For the fiscal year ended February 29, 1996

                 Commission File No. 1-9542


                                TECHKNITS, INC.
                (Exact Name of Company as specified in its Charter)



               New York                               11-2343548
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

                  10 Grand Avenue, Brooklyn, New York 11205
                   (Address of Principal Executive Offices)

The Company's telephone number including area code: (718) 875-3299


Securities Registered Pursuant to Section 12(b) of the Act:  None


Securities Registered Pursuant to Section 12(g) of the Act:

   Title of Each Class         Name of each exchange on which registered
     Common Stock                          NASDAQ
(Par Value $.003 per Share)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.     Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

As of March 15, 1996, 1,900,064 shares of Common Stock were outstanding of which 906,731 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 15, 1996 was $1,360,096 (based upon the closing bid price on such date on the NASDAQ).

As of March 15, 1996, no shares of Preferred Stock were outstanding.

Documents incorporated by reference include:

None

Item 1. Business

   (a)  General Development of Business

        The business of the Company was founded in 1975 by Simon Taub as a producer of knit sweaters. Prior to 1985, it produced apparel as a contractor to apparel wholesalers, who supplied the necessary raw materials to the Company. In 1985 it began manufacturing some knitted women's sweaters for its own account for sale directly to retailers, and by 1986 it was manufacturing women's sweaters solely for its own account. In 1986 the Company also expanded its product line to include knitted skirts and pants. In 1988 the Company again expanded its product line to include manufacturing children's sweaters. In 1991, the Company again expanded its product line to include manufacturing men's sweaters.

        The Company purchases raw yarn in bulk and designs and manufactures apparel therefrom. The Company knits the yarn into fabrics, cuts and sews the fabrics into apparel and markets the apparel on a pre-order basis to multi-unit stores and to wholesalers that sell under their own private labels.

   (b)  Financial Information About Industry Segments

        Not applicable.

   (c)  Narrative Description of Business:

   Purchasing

      Raw materials used by the Company consist of cotton, polyester, acrylic and pre-colored yarns. Yarns are purchased direct from a number of domestic manufacturers and through import brokers. Purchases are usually in full container loads, rather than in broken lots, on a regular pre-ordered weekly minimum basis in order to achieve lowest material costs. Approximately 20% of the yarn purchased is acrylic, and 80% cotton.

     The Company has no significant continuing contracts with any of its suppliers and its relationship with them may be terminated by either party at any time. The Company is not dependent upon any particular supplier or suppliers for its raw materials. The Company has not encountered and does not envisage any difficulty in obtaining sufficient merchandise for its needs in the future.

     Manufacturing

     The Company's styles are generally designed by its in-house staff of designers based upon trends it perceives in the market. In some instances, the Company receives designs from customers and is asked to reproduce them. The Company's design staff meets from time to time with customer merchandising representatives and production staff members to discuss garment construction and product mix in order to plan its lines. During fiscal 1996, approximately 300 sweater styles were designed by the Company priced to sell at retail from $20 to $40 per sweater.

     Fabric designs are graphically produced by the Company's in house computer. The computers are used to display fabric designs on video screens for customers and to run the Company's computerized knitting machines that produce programmed quantities of knitted fabrics incorporating the designs contained on the disks.

     In season, the Company's knitting machines operate on a three-shift, 24 hour per day, six days per week basis. One employee oversees the operations of up to four machines on one shift. The Company's computer system records the amount of time in each shift that each machine has operated (and the time that the machine is not operating) and the name of the employee supervising the machine. Each machine has a targeted operation rate for each shift. If the machines supervised by an employee on a weekly basis exceed the target, the employee receives an incentive bonus based on the percentage that the machines exceeded the target.

     The manufacturing operations performed by the Company at its facility are supervised by Mark Terkeltaub, a Vice President of the Company, including knitting the raw yarn into piece goods, cutting, sewing, packing and shipping.

     Customers select the styles they want and place orders for apparel specifying quantities, colors, designs, fabrics, sizes and delivery schedules. The Company then knits the fabrics and, thereafter, cuts and sews the fabrics into apparel. Styles and fabric patterns selected by any customer are made exclusively for that customer and not any other customer. The Company manufactures approximately 10% in excess of each order so as to be able to fill re-orders on an immediate basis. The Company requires a time period of approximately 30 to 60 days between order and delivery. The Company produced approximately 180,000 dozen sweaters, pants and skirts in the fiscal year ended February 29, 1996.

     Sales and Marketing

     The Company's selling operations are performed in its facility in New York City. Sales are made by the Company's in-house sales staff and are supervised by Simon Taub, Chairman of the Board. The Company does not employ outside regional sales offices, has a minimum sales force and does not supply outside salespersons with samples. This sales structure enables management to control the Company's selling operation more effectively as well as to deal directly with and be readily accessible to major customers. The Company assists its customers in allocating their purchasing budgets among the different styles offered by the Company and monitors retail sales in order to assess consumer response to its products. The Company believes it is in a position to respond quickly to changing consumer demand. The Company does no advertising and does not participate with customers in cooperative advertising programs.

     The Company assists customers in designing and planning their presentations. The Company adjusts its product mix to the four seasons in order to reduce the effects of peaks and valleys in shipments. Although the Company sells its apparel throughout the year, the Company has greater sales in the fall/winter selling season (June through November) than in the summer/spring selling season (December through May).

     Buyers for specialty chain stores have budgets to spend and delivery schedules to meet. In buying made-to-order merchandise as distinguished from shelf (already completed) merchandise, the buyer requires assurance that the manufacturer can timely deliver the merchandise ordered in perfect condition. The Company offers buyers the opportunity to place their orders only 30 to 60 days prior to delivery date as compared to lead times of four to eights months required by competing foreign producers. Certain other competing companies that produce apparel in the United States also offer similarly short lead times. Buyers of the Company's products thus have added flexibility due to the relatively short turnaround time between ordering and delivery of finished product to respond to changing consumer demand. Customers can also order smaller number of units of each style than is customary in the private label trade. The Company can do this since it controls its production of fabrics and thus avoids the hazard of not having sufficient fabrics for any particular item on hand for any apparel production run or re-order. Customers of the Company usually place initial orders for a limited number of items with the Company and then increase the number of items ordered each year after it has been assured that the Company can produce and deliver in accordance with the purchase order.

     At present the Company has approximately 40 customers. For the years ended February 28, 1995 and February 28, 1996, revenues derived from sales to two customers each, each exceeded 10% of net sales. The Company has no contracts with any of its customers other than the orders for made-to-order products and its relationships with them may be terminated by either party at any time.

     In fiscal 1996, the Company expanded its production capacity by purchasing additional computerized knitting machines and other equipment to increase its production capacity by approximately 10%, and thus enabled it to expand its product line so as to include children's sweaters.
Management believes that the expansion of its product line to include children's sweaters would not result in any changes in the mode of its operations. The raw materials purchased would be the same and the manufacturing would be the same. The marketing, however, may be to different customers and could result in an increase in the Company's customer base.

     The Company's merchandise inventories consist of raw yarns, knitted fabrics, supplies, work-in process and finished garments. The Company finances its merchandise inventories from its own equity and from short term bank loans. The Company currently finances most of its accounts receivable from its own funds, or if same are not sufficient, from short-term unsecured bank borrowings.

     Employees

     At March 15, 1996, the Company employed 300 full time employees. Of such employees, 15 were engaged in management and internal administration, 5 in design, 274 in production, 6 in sales and 5 in shipping.

     Competition

     The women's and children's apparel business is highly competitive consisting of many manufacturers, importers, and distributors, many of which are larger and have substantially greater resources than the Company.

The Company's sweaters, skirts and pants compete with products sold by distributors who import apparel from abroad, with domestic retailers having established foreign manufacturing capabilities, and with companies which domestically produce apparel.

     The Company believes that an ability to effectively anticipate, gauge and respond to changing consumer demand and tastes is necessary to compete successfully in the women's sweaters field. Consumer and customer acceptance and support, which depend upon styling, pricing, quality (both in material and production) are also important aspects of competition in this industry. The Company believes that its continued success will depend
upon its ability to remain competitive in these areas.   The Company
believes that by integrating all design, fabric, and manufacturing operations in a vertical operation and by marketing its product line on a made-to-order basis under private labels without an outside sales staff or advertising program it is better able to effectively compete with other producers and has better capabilities to respond to changing consumer demand. However, the Company is but a very minor factor in the field in which it competes, and there can be no assurance that it will be able to compete successfully.

     Officers and Directors

     The following table sets forth the names, ages and positions with the Company of each director and officer.

     Name                     Age            Position

     Simon Taub               48            Chairman of the Board,
                                             President, and Chief
                                             Executive Officer
     Moshe Taub               74            Director, Vice President,
                                             Treasurer, and Chief Financial
                                             Accounting Officer
     Mark Terkeltaub          40            Vice President and Secretary,
                                             Director
     Edwin Schwimmer          64            Director

     Set forth below is a biographical description of each officer and director.

     Simon Taub has served as Chairman of the Board, Chief Executive Officer and President of the Company since its inception in 1975. He devotes full time to the business of the Company and is in charge of manufacturing and marketing for the Company.

     Moshe Taub served as a Director, Vice President, Treasurer and Chief Financial and Accounting Officer of the Company since its inception in 1975. He devotes full time to the business of the Company and is in charge of purchasing for the Company.

     Mark Terkeltaub has served as a Director, Vice President and Secretary of the Company since 1984. From 1982 to 1984, he was general manager of Conway Stores, a chain of retail apparel stores. He is in charge of warehouse and shipping matters and devotes full time to the business of the Company.

     Edwin Schwimmer has served as a Director of the Company since 1987.
He has been a member of the law firm of Gitomer, Schwimmer, Berns & Elliott and its predecessors, for over 30 years and will devote such time to the affairs of the Company as are necessary for the performance of his services as director.

     Simon Taub and Mark Terkeltaub are brothers, and Moshe Taub is their father.

     Directors of the Company are elected to serve until the next annual meeting of shareholders or until their respective successors are elected. The Company has not paid any direct remuneration for services to any of its directors. All officers serve at the discretion of the Board of Directors subject to the terms of their employment agreements.

     Executive Compensation

     The following table sets forth the cash compensation paid or accrued for fiscal year ended February 29, 1996 to each of the Company's officers whose compensation exceeded $60,000 and for all officers and directors as a group:

     Name of Individual or         Capacities in            Cash
       Number in Group               Which Served         Compensation

     Simon Taub                   Chairman of the Board,    $130,000
                                   Chief Executive Officer
                                   and President

    Mark Terkeltaub               Vice President, Secretary $ 82,762
                                   and Director

    All officers and directors as a group   All              $220,919
    (4 persons)

    The Company has no pension plan, profit sharing plan or stock option plan.

    (d)  Financial Information About Foreign and Domestic
         Operations and Export Sales

         Not applicable.

Item 2. Property

    The Company leases an entire building (65,000 square feet) from 10 Grand Realty Corp., a company owned by the President of the company, at 10 Grand Avenue, Brooklyn, New York, for manufacturing, administration and executive offices. The lease expires on July 31, 1999 and provides for an annual base rent of $165,000, plus real estate taxes assessments, insurance, repairs and utilities.

    The Company leases a building from the President of the Company with 7,500 square feet of space, at 17 Grand Avenue, Brooklyn, New York for warehousing and shipping. This lease expires on July 31, 1999 and provides for an annual base rent of $48,000 plus real estate taxes, assessments, insurance, utilities and repairs.

    The Company leases another building from the President of the Company with 15,000 square feet of space at 23-27 Grand Avenue, Brooklyn, New York, for an annual base rent of $84,000. The lease expires July 31, 1999. The Company leases a showroom in New York City at an annual base rent of $31,200. The lease expires on January 31, 1998.

    The Company leases another building from the President of the Company with 16,000 square feet at 6 Grand Avenue, Brooklyn, New York for an annual base rent of $72,000. The lease expires July 31, 1999.

Item 3. Legal Proceedings

    There are no legal proceedings pending against the Company except the following:

    In March 1993, TechKnits, Inc. and its President Simon Taub were added as defendants to an action brought by Chubb & Son, Inc. in the United States District Court for the Eastern District of New York for conspiracy against four Claims Representatives who were employed by Chubb, six individual Public Adjusters, together with the four corporations through which they operated, a Salvor corporation and two of its employees, two commercial firms who held business insurance policies issued by Chubb, seven officers and employees of commercial firms insured by Chubb, and fourteen individuals who held homeowner policies issued by Chubb. The basis of the claim against the Company in the amount of $1,200,000 plus punitive damages, is that Chubb paid the Company an excessive sum for fire, water, and smoke damage based on inflated figures in an amount to be determined at trial. The claims are against all defendants for RICO, Common Law, Fraud, Breach of Fiduciary Duty and Aiding and Abetting said breach, Conversion, Unjust Enrichment and Money Paid by Mistake. The Company and Mr. Taub have denied the allegations of the Complaint in their answer and intend to defend against the claims.

Item 4. Submission of Matter to a Vote of Security Holders

    No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended February 29, 1996.

                              PART II

Item 5. Market Information Concerning the Company's Securities

    The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers' Automated System ("NASDAQ") under the symbol KNIT. Trading on NASDAQ commenced on July 1, 1987.

    The following table lists the closing high and low bid prices of the Common Stock as reported by NASDAQ for each quarter since January 1, 1994.

                                                High        Low

1994
First Quarter. . . . . . . . . . . . . . . .    2 3/8         2
Second Quarter . . . . . . . . . . . . . . .    2 1/4         1 3/8
Third Quarter. . . . . . . . . . . . . . . .    1 7/16        1 1/4
Fourth Quarter . . . . . . . . . . . . . . .    2 1/8         1 3/8

1995
First Quarter. . . . . . . . . . . . . . . .    1 5/8           3/8
Second Quarter . . . . . . . . . . . . . . .    1 13/16       1 1/4
Third Quarter. . . . . . . . . . . . . . . .    1 13/16       1 3/8
Fourth Quarter . . . . . . . . . . . . . . .    1 13/16       1 1/4

    On March 15, 1996, the closing low bid prices for the Common Stock was $1 1/2.

Shareholders

    As of March 15, 1996, the Company had 1,900,064 shares of Common Stock outstanding and no shares of Preferred Stock outstanding.

    As of March 15, 1996, the Company had 220 shareholders of record, but has been advised by its Transfer Agent that it also has approximately 1200 beneficial shareholders whose shares are held in street name by brokerage houses.

    The Company will furnish, without charge, on the written request of any shareholder, a copy of the Company's Annual Report on form 10-K for the year ended February 29, 1996 including the financial statements and schedules thereto. Shareholders wishing a copy may present their request to the Company at 10 Grand Avenue, Brooklyn, New York 11211.

Dividend Policy

    The Company paid a special dividend of 7 cents per share of Common Stock in fiscal 1996.

    The Company had not previously paid any dividends on its Common Stock and currently intends to retain all earnings to finance the development and expansion of its business.

ADDITIONAL INFORMATION

Certain Information

    The Company is presently subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission.

Transfer Agent

    The transfer agent for the Company's securities is American Stock Transfer & Trust Company, 99 Wall Street, New York, New York 10005.

Item 6.  Selected Financial Data

    The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements included elsewhere herein.

                  (In thousands, except per share data)

Income Statement Data:
                                  Year Ended February 29,
                            1993     1994      1995      1996

Revenue - Net. . . . .     $16,367   15,319     19,307    14,191

Costs and expenses:
Cost of goods sold . .      13,641   13,274     16,465    12.096
 Selling, general and
  administrative . . .       1,679    2,070      2,111     1,603
 Interest and finance
 expense - net . . . .         433      323        419       360
     Total . . . . . .      15,753   15,667     18,995    14,059
Income (loss) before income
 taxes . . . . . . . .         614     (348)       312       132
Provision for income
 taxes (or benefits) . .       288     (130)       136        48
Net income (loss). . . .  $    326  $   218   $    176  $     84

Income per share . . .    $    .17  $  (.12)  $    .10  $    .05
Weighted average of common
  shares outstanding . .   1,871,000 1,850,000  1,822,427 1,736,389

Balance Sheet Data:

                                  Year Ended February 29,

                                 1993      1994       1995       1996

Working capital. . . . . . . $  4,506  $  4,332   $  4,555   $  4,840
Total assets . . . . . . . . $ 12,513  $ 13,702   $ 12,587   $ 13,198
Total indebtedness . . . . . $  4,984  $  6,414   $  4,929   $  5,595
Shareholders' equity . . . . $  7,530  $  7,288   $  7,658   $  7,603

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Years Ended February 29, 1996 and February 28, 1995

    Net revenues decreased in the fiscal year ended February 29, 1996 to $14,191,292 from $19,307,010 in the year ended February 28, 1995.

    Cost of goods sold as a percentage of net sales stayed as a constant 85% in both fiscal 1996 and 1995.

Years Ended February 28, 1995 and February 28, 1994

    Net revenues increased in the fiscal year ended February 28, 1995 to $19,307,010 from $15,318,354 in the year ended February 28, 1994.

    Cost of goods sold as a percentage of net sales increased to 85% in fiscal 1995 from 83% in 1994.

Liquidity and Capital Resources

    The Company meets its working capital requirements from internally generated funds, and from short term bank loans. As of February 29, 1996, the Company had $2,235,000 outstanding under a total bank line of credit of $6,000,000 from its banks. The Company believes that its internally generated funds and available credit will be sufficient to meet currently anticipated cash and capital needs for fiscal 1995. If the current backlog increases further, additional financing may be required.

Inflation

    Inflation has not had any significant adverse effects on the Company's business, and the Company does not believe it will have any significant effect on its future business.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

See "Item 1. Business (c) Narrative Description of Business-Officers and Directors."

    The Board of Directors of the Company had a total of four quarterly meetings during the fiscal year ended February 28, 1993. The Board of Directors has established Simon Taub, Moshe Taub and Mark Terkeltaub as an Executive Committee, and Edwin Schwimmer and Monte Wolfson as an Audit Committee. No member of the Board of Directors attended fewer than 75% of the number of meetings of the Board in the fiscal year ended February 29, 1992.

Item 11.  Executive Compensation

    The following table sets forth the cash compensation paid or accrued for fiscal year ended February 29, 1996 to each of the Company's officers whose compensation exceeded $60,000 and for all officers and directors as a group:

    Name of Individual or         Capacities in             Cash
      Number in Group              Which Served          Compensation

    Simon Taub                   Chairman of the Board,     $130,000
                                  Chief Executive Officer
                                  and President

    Mark Terkeltaub              Vice President, Secretary  $ 82,762

    All officers and directors as a group    All            $220,919
    (4 persons)

    The Company has no pension plan, profit sharing plan or stock option plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    To the Company's knowledge, no nominee for director, other than Mr. Simon Taub, beneficially owns in excess of 5% of the Capital Stock of the Company. Set forth below is information concerning stock ownership of Mr. Simon Taub and all other nominees for directors and all directors as a group, based upon the number of shares of Common Stock outstanding as of May 15, 1996, according to information furnished to the Company.

Name and Address                  Shares Owned        Percent Owned(1)

Simon Taub                            950,000             50.0
10 Grand Avenue
Brooklyn, New York 11205

Name and Address                 Shares Owned        Percent Owned(1)

Moshe Taub                          33,333              1.7
10 Grand Avenue
Brooklyn, New York 11205

Mark Terkeltaub                       6,667             0.4
10 Grand Avenue
Brooklyn, New York 11205

Edwin Schwimmer                       3,334             0.2
118-21 Queens Blvd.
Forest Hills, NY 11379

All directors as a group             993,334           52.3
 (four persons)

(1) Excludes effects of outstanding Underwriters' Warrants.

    Item 13.  Certain Relationships and Related Transactions

    The Company leases an entire building (65,000 square feet) from 10 Grand Realty Corp., a company owned by a principal of the Company, in a seven story building at 10 Grand Avenue, Brooklyn, New York, which is used for manufacturing, administration and executive offices. The lease for this facility expires on July 31, 1999 and provides for an annual base rent of $165,000 plus 73% of real estate taxes, assessments, insurance, repairs and utilities and repairs.

    The Company also leases a building of 7,500 square feet of space from Simon Taub, a principal of the Company, at 17 Grand Avenue, Brooklyn, New York (not far from its manufacturing facility), used for warehousing and shipping. The lease for this facility expires on July 31, 1999 (with option for further renewal) and provides for an annual base rent of $48,000 plus real estate taxes, assessments, insurance, utilities and repairs.

    The Company further leases an entire building with 15,000 square feet of space from Simon Taub, a principal of the Company, at 23-27 Grand Avenue, Brooklyn, New York, for an annual base rent of $84,000. The lease expires July 31, 1999.

    The Company leases another building from the President of the Company with 16,000 square feet at 6 Grand Avenue, Brooklyn, New York for an annual base rent of $72,000. The lease expires July 31, 1999.

    Management believes that its rentals for these facilities are not higher than prevailing rates for comparable properties in the area in which the facility is located and are fair to the Company.

                             PART IV


Item 14.  Exhibit, Financial Statement Schedules and Reports on Form 8K

         A.  The following documents are filed as part of this report:

             a.  Financial Statements and Supplementary Data

                 1. Report of Independent Certified Public Accountants

                 2. Consolidated Balance Sheets at February 29, 1996 and
                    February 28, 1995

                 3. Consolidated Statements of Operations - For the Three
                    Years ended February 29, 1996, February 28, 1995 and February 28, 1994

                 4. Consolidated Statements of Shareholders' Equity - For
                    the Three Years ended February 29, 1996, February 28, 1995 and February 28, 1994

                 5. Consolidated Statements of Cash Flows for the Three
                    Years ended February 29, 1996, February 28, 1995 and February 28, 1994

                 6. Notes to Financial Statements

             b.  Financial Statement Schedules

                 II   Amounts due from Directors, Officers and Principal
                 Holders of Equity Securities for the Years ended February 29, 1996, February 28, 1995 and February 28, 1994.

                  V   Property, Plant, and Equipment

                 VI  Accumulated Depreciation of Property, Plant and
                     Equipment

                  X Supplementary Income Statement Information for the Years ended February 29, 1996, February 28, 1995 and February 28, 1994.

                 All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

             c.  Exhibits * (numbers below reference Regulation S-K)

               (3)  (a)  Certificate of Incorporation filed January 29,
                          1975.
                 (b)     Certificate of Amendment to Certificate of
                         Incorporation dated April 8, 1987.
                 (c)     Certificate of Amendment to Certificate of
                         Incorporation dated December 19, 1990.
                 (d) Action by Unanimous Consent of Directors and Shareholders dated March 2, 1987 fixing Preferred Stock designation, preferences and voting rights.
                 (e)     By-Laws.

            (4)  (a)    Specimen Common Stock Certificate.
                 (b) Form of Underwriter Warrants to be sold to L.C. Wegard & Co., Inc.

            (10)  (a)   Employment Agreement dated as of March 1, 1987
                         between Registrant and Simon Taub.
                 (b)     Financing Agreements with Chase Bank.
                 (c)     Lease Agreement between Registrant and Simon Taub.
                 (d) Lease Agreement between Registrant and 10 Grand Avenue Realty Corp.
                 (f) Agreement between Registrant and Local 17-18, United Production Workers Union.

         B. No reports on Form 8-K have been filed during the last quarter covered by this report

         C.  Reference is made to Item 14(A)(3) above

         D.  Reference is made to Item 14(A)(2) above


______________________

* All Exhibits are Incorporated by reference to Registrant's Registration Statement on Form S-1 dated May 11, 1987 (Reg. No. 33-14156 as amended) except for Exhibits 3(c) and 10(d) which were filed with Form 10-K for year ended February 28, 1992.

                      INDEPENDENT AUDITORS' REPORT

                                                   60 E. 42nd Street
                                                   New York NY 10165
                                                   (212) 370-6702
Board of Directors:
TechKnits, Inc. & Subsidiary
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of TechKnits, Inc. & Subsidiary as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of TechKnits, Inc. & Subsidiary at February 29, 1996 and February 28, 1995, and the results of its operations and cash flows for each of the years in the three year period ended February 29, 1996, in conformity with generally accepted accounting principles.

                                 Respectfully submitted,


                                 Mayer Rispler & Company, P.C.
                                 Certified Public Accountants
May 27, 1996
New York, New York

                          TECHKNITS, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                February 29,   February 28,
                                                    1996         1995
Current Assets
  Cash                                       $    133,644     $    112,615
  Certificate of deposit (Note 5)               2,570,648        2,439,865
  Accounts receivable, (net of allowance for
    doubtful accounts of $29,388 and $14,548 in
    1996 and 1995, respectively)(Notes 2 & 5)   1,174,175          303,679
  Inventories (Notes 3 & 5)                     4,833,332        4,804,838
  Prepaid expenses and other current assets       228,045           99,829
  Loan receivable - officer (Note 11)              95,863          175,000
     Total Current Assets                      $9,035,707     $  7,935,826

  Property and Equipment - Net (Notes 4 & 6)    3,946,975        4,277,427

  Other assets                                    215,001          235,747
  Loan receivable - officer (Net of Current Portion)- 0 -          137,910
     TOTAL ASSETS                            $ 13,197,683     $ 12,586,910

                       LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable bank (Note 5)                $  2,235,000     $  2,050,000
  Accounts payable and accrued expenses         1,533,031          857,900
  Current maturities of long-term debt and
   capital leases (Note 6)                        116,153          132,361
  Income taxes payable (Note 10)                  311,341          340,080
     Total Current Liabilities               $  4,195,525      $ 3,380,341
Long-term debt and capital leases (Note 6)        539,037          648,429
Deferred income taxes (Note 10)                   860,441          900,634
     TOTAL LIABILITIES                       $  5,595,003     $  4,929,404
Commitments and Contingencies (Notes 8 and 9)
Shareholders' Equity (Note 12)
  Preferred stock, $.003 par value 2,500,000
   shares authorized, none issued.
  Common stock, $.003 par value 10,000,000
   shares authorized, 1,900,000 shares issued
   and outstanding                           $      5,700      $     5,700
Additional paid-in capital                      4,648,729        4,648,729
Retained earnings                               3,257,217        3,227,317
Less:  Treasury stock, 179,562 and 124,662
  shares of common stock - at February 29, 1996
  and February 28, 1995, respectively, at cost   (308,966)       ( 224,240)
     TOTAL SHAREHOLDERS' EQUITY                 7,602,680         7,657,506
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $13,197,683       $12,586,910

The accompanying notes are an integral part of this financial statement.

                        TECHKNITS, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED


                                 February 29,   February 28,   February 28,
                                    1996           1995             1994

Revenues - Net (Note 2)         $ 14,191,292   $ 19,307,010  $ 15,318,354

Cost of Goods Sold                12,096,245     16,465,146    13,273,279

   Gross Profit                    2,095,047      2,841,864     2,045,075

Operating Expenses
  Selling and shipping expenses       871,102     1,218,829     1,176,345
  General & administrative expenses   731,845       892,260       893,938

    Total Operating Expenses        1,602,947      2,111,089     2,070,283

    Operating Income (Loss)           492,100        730,775    (   25,208)

Other Income (Expense)
  Interest income (Note 5)            138,997         95,110        65,941
  Interest expense                (   498,969)    ( 514,123 )   (  388,821)

    Total                         (   359,972)    ( 419,013 )   (  322,880)
  Income (Loss) Before
    Income Tax Provision (Benefit)    132,128       311,762     (  348,088)

  Provision (Benefit) for
    Income Taxes (Note 10)             47,921       135,837     (  129,658)

      NET INCOME (LOSS)           $    84,207    $  175,925    $(  218,430)

  Earnings (Loss) Per Share       $       .05     $     .10     $(     .12)

  Average Number of Common Shares
  Outstanding During the Period     1,736,389      1,822,427     1,850,000









The accompanying notes are an integral part of this financial statement.

                     TECHKNITS, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED

                                February 29,   February 28,   February 28,
                                   1996           1995             1994
Cash Flows From Operating Activities

   Net income (loss)         $    84,207      $   175,925    $(  218,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization  603,452           570,552       537,031
  Deferred income taxes       (   40,193)           - 0 -         10,618

Decrease (Increase) In Assets:

  Accounts receivable         (  870,496 )        1,229,356   (1,155,243)
  Inventory                   (   28,494 )          451,836   (  406,573)
  Prepaid expenses and
   other current assets       (  128,216 )           56,360   (   81,093)
Increase (Decrease) In Liabilities:

  Accounts payable &
    accrued expenses              675,131        (  684,826)     363,962
  Income taxes payable         (   28,739)       (   30,179)   ( 150,203)
    Net Cash Provided By (Used in)
     Operating Activities          266,652        1,769,024    (1,099,931)
Cash Flows From Investing Activities

  Acquisition of fixed assets   (  270,318)      (  730,231)   (  344,166)
  Other assets                      18,064       (   53,101)   (   27,702)
  Cash Used in Investing
    Activities                    (252,254)      (  783,332)   (  371,868)
Cash Flows From Financing Activities
  (Repayment) Proceeds of bank loan 185,000       (1,000,000)   1,300,000
  Borrowings                          - 0 -          387,170        - 0 -
  Payments on long-term debt     (  125,600)     (   156,673)   (  94,237)
  Loans receivable officer - net    217,047           74,330    (  22,922)
  Purchase of Treasury Stock     (   84,726)     (   126,844)      - 0 -
  Dividends                      (   54,307)     (    67,131)      - 0 -
    Net Cash (Used In) Provided By
     Financing Activities           137,414      (   889,148)    1,182,841
      NET INCREASE (DECREASE) IN CASH
       AND CERTIFICATE OF DEPOSIT    151,812          96,544    (  288,958)
      CASH AND CERTIFICATE OF DEPOSIT,
       BEGINNING OF YEAR           2,552,480        2,455,936    2,744,894
      CASH AND CERTIFICATE OF DEPOSIT,
       END OF YEAR                $2,704,292      $ 2,552,480  $ 2,455,936


The accompanying notes are an integral part of this financial statement.

                 TECHKNITS, INC. & SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED



Supplemental Disclosures of Cash Flow Information:

                              February 29,   February 28,   February 28,
                                 1996            1995            1994

Operating activities:

Cash paid during the year for:

  Interest                   $   489,418     $   512,971    $   428,657

  Income taxes               $    77,093     $   223,928    $     8,882

Supplemental Schedule of Noncash
  Investing and Financing Activities:

Capital lease obligations incurred
  for purchase of
  fixed assets               $     - 0 -      $   387,170    $   - 0 -

















The accompanying notes are an integral part of this financial statement.

                       TECHKNITS, INC. & SUBSIDIARY
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND
                          FEBRUARY 28, 1994


                                                   Additional
                                   Capital  Stock   Paid-In    Retained
                                   Shares   Dollars Capital    Earnings

Balance - February 28, 1993       1,900,000  $5,700 $4,648,729 $3,336,953

 Net loss                                                      (  218,430)

  Increase in loans receivable officer________ _____  _________  __________

Balance - February 28, 1994       1,900,000   $5,700 $4,648,729 $ 3,118,523

  Net Income                                                        175,925

  Purchase of Treasury Stock

Recharacterization of loans
 receivable officer (Note 11)

  Constructive Dividend
  (Pursuant to an Internal Revenue Service
   audit of officer's personal return)____  _____  _________      (67,131)

  Balance - February 28, 1995    1,900,000  $5,700 $4,648,729 $ 3,227,317

  Net Income                                                       84,207

  Purchase of Treasury Stock

  Dividend (Note 13)              _________    _____   _________   (54,307)

 Balance - February 29, 1996     1,900,000   $5,700  $4,648,729 $3,257,217

                           TECHKNITS, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND
                               FEBRUARY 28, 1994
                                 (CONTINUED)

                                     Treasury          Loans
                                      Stock           Receivable
                                  Shares   Dollars     Officer     Totals

Balance - February 28, 1993      50,334  $(97,396 ) $(364,318 ) $7,529,668

  Net loss                                                       ( 218,430)

  Increase in loans receivable
     officer                     ________  ______    ( 22,922)   (  22,922)

Balance - February 28, 1994      50,334  $(97,396 ) $(387,240)  $7,288,316

  Net Income                                                       175,925

  Purchase of Treasury Stock     74,328  (126,844 )               (126,844)

Recharacterization of loans
 receivable officer (Note 11)                         320,109      320,109

  Constructive Dividend
  (Pursuant to an Internal Revenue Service
   audit of officer's personal return)______  _____    67,131     _________

Balance - February 28, 1995        124,662 $(224,240 ) $  - 0 - $7,657,506

  Net Income                                                        84,207

  Purchase of Treasury Stock        54,900  (84,726  )          (   84,726)

  Dividend (Note 13)               _______   ______    _______  (   54,307)

  Balance - February 29, 1996      179,562 $308,966 )  $  - 0 - $ 7,602,680


The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   DESCRIPTION OF OPERATIONS

     The Company is a vertically integrated manufacturer of knitted sweaters, which it markets throughout the U.S.A. on a pre-order basis to multi-unit stores and to wholesalers that sell under their own private labels.

2.   SIGNIFICANT ACCOUNTING POLICIES
     Concentration of Credit Risk - The Company maintains credit insurance on most of its accounts. For those accounts which are not insured the Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Inventories - Inventories consist of finished garments, work in progress, yarns, fabrics and supplies. Inventories are stated at the lower of cost or market, using a first-in first-out (FIFO) basis.

     Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization are computed on the straight-line method over estimated useful lives:

        Leasehold Improvements - Life of the related lease, which is not in excess of the estimated useful life.

        Furniture, Fixtures and Office Equipment - 6 to 10 years.

        Manufacturing Equipment - 12 years.

    Revenue Recognition - The Company recognizes revenue at the time goods are shipped and title to goods sold passes to the customer.

    Principles of Consolidation - The consolidated financial statements include the results of operations of the Company and its subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

    Earnings Per Share - Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

                          TECHKNITS, INC. & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

     Income Taxes - Income taxes are provided for all transactions, regardless of the year the transactions are reported for income tax purposes. The differences in the timing of recognition of income and expenses for income tax purposes are reflected as deferred income taxes.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reported period. Actual results could differ from those estimates.

3.   INVENTORIES

     Inventories consist of the following:

                                                February 29,   February 28,
                                                   1996            1995

     Raw materials and supplies                 $2,064,189     $1,162,731
     Finished goods                              2,521,187      3,115,298
     Work in progress                              247,856        526,809

         Total                                  $4,833,232     $4,804,838

4.   Property and equipment

     Balances of major classes of assets and allowances for depreciation and amortization are as follows:

                                                February 29,   February 28,
                                                    1996            1995

       Factory machinery and equipment            $7,153,109     $6,954,130
       Leasehold improvements                      1,138,100      1,087,425
       Furniture and fixtures                        158,529        145,050
       Computers                                     126,085        118,900
       Property and equipment - at cost            8,575,823      8,305,505

       Less accumulated depreciation               4,628,848      4,028,078

         Property and equipment - net              $3,946,975    $4,277,427

    Depreciation expense for the years ended February 29, 1996, and February 28, 1995 were $600,770 and $567,871, respectively.

                             TECHKNITS, INC. & SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)

5.   LOAN PAYABLE TO BANK

     The Company has a $6,000,000 line-of-credit agreement (the "Agreement") with a bank expiring September 1, 1996 which provides for funds to be advanced based on a specific formula. At February 29, 1996, the Company had outstanding borrowings under this agreement of $2,235,000. Such loan bears interest at the rate of 3/4 percent above the bank prime rate (prime rate being 8 1/4 percent at February 29, 1996) and is collateralized by a certificate of deposit and related interest, accounts receivables, work in process and finished goods, inventory and certain machinery as well as assignment of Keyman's life insurance, and credit insurance covering accounts receivable. The loan is also guaranteed by the President of the Company.

6.   LONG TERM DEBT

     Long term debt for the purchase and financing of knitting machinery consists of the following:

                                             Monthly       Principal
                                Annual    Installments   Amounts Payable At
     Financial                 Interest    (Including    February  February
     Institution                          Rate Interest) 29, 1996  28, 1995

    New York Business
     Development Corp.(1)          7.5%       $ 4,857    $395,846  $422,909

    Various              12.25% - 15.5%         8,464     259,344   357,881

         Totals                                $13,321   $655,190  $780,790

(1)  In 1990, the Company obtained from New York Business Development
     Corp. a term loan to purchase machinery, repayable at the rate of $4,857 per month, including interest at the rate of 7.5 percent per annum. The loan is secured by a first mortgage on real property, at 10 Grand Avenue, owned by the Company's President and a first security interest in certain machinery. The loan is also guaranteed by the Company's President and by 10 Grand Realty Corporation. The loan agreement has various stipulations, which include minimum net current assets, minimum net worth, and maximum officers' compensation.

                             TECHKNITS, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


Annual maturities of long term debt are as follows:

     Year Ending
     February 28,

        1997                         116,153
        1998                         112,392
        1999                         112,531
        2000                          56,443
     Thereafter                      257,671

     Total                           655,190

     Less Current Portions           116,153

     Long term debt                 $539,037

7.   CONCENTRATION

     For the years ended February 29, 1996 and February 28, 1995, revenues derived from sales to customers accounting for at least 10 percent of total sales amounted 65 percent and 57 percent, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company leases an entire building (totalling 65,000 sq. ft.) at 10 Grand Avenue, Brooklyn, New York, with 10 Grand Realty Corp., a company owned by the President of the Company, for manufacturing, administrative and executive offices. This lease, which expires July 31, 1999, provides for an annual base rent of $165,000 plus real estate taxes, assessments, insurance, utilities and repairs.

     The Company also leases space in various buildings from the President of the Company as follows:

                                                       Annual Rent
                                      Square    Excluding Real Estate Taxes
     Location                          Feet      and Other Expenses

     17-21 Grand Ave.                  7,500          $48,000
     23-27 Grand Ave.                 15,000           84,000
     6 Grand Ave.                     16,000           72,000

    All leases expire July 31, 1999.

    The Company leases a showroom in New York City at an annual base rent of $31,200. The lease expires January 31, 1998.

                             TECHKNITS, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)

     Future minimum lease payments for rental of manufacturing, warehousing and administrative offices are as follows:

                                                    Minimum
                                                     Rental
                Year                               Commitment

                1997                                $400,200
                1998                                 397,600
                1999                                 369,000
                2000                                 153,750

     Rent charged to operations excluding related expenses in years ended February 29, 1996, February 28, 1995 and February 28, 1994 were $406,850, $330,367, and $251,780, respectively.

9.   LEGAL PROCEEDINGS

     In March 1993, the Company and its President were added as defendants to an action brought by Chubb & Son, Inc., in the United States District Court for the Eastern District of New York, for conspiracy. The basis of the claim against the Company, in the amount of $1,200,000 plus punitive damages, is that Chubb paid the Company an excessive sum for fire, water and smoke damage based on inflated figures in an amount to be determined at trial. The Company and its President have denied the allegations of the complaint and intend to defend against the claims. As per company counsel, the claims have no merit and are vigorously being contested.

10.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                              Years Ended
                                    February      February      February
                                    29, 1996      28, 1995      28, 1994

Income (loss) before taxes:         $132,128      $311,762     $(348,088 )
Current:
 Federal provision (benefit)         $29,836      $ 104,837    $( 89,431 )
 State and local                      19,629         31,000        - 0 -
Deferred:
 Federal                             (1,136    )    - 0 -       ( 14,139 )
 State and Local                     (  408    )    - 0 -          - 0 -
Provision for 1989 IRS audit
 assessment                            - 0 -        - 0 -         120,637
Benefit from abatement of City
 Corporation tax assessment
 previously provided for               - 0 -        - 0 -        (146,725 )

Income tax expense (benefit)       $ 47,921       $135,837       $(129,658)

                             TECHKNITS, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


10.  INCOME TAXES (CONTINUED)

     Deferred income taxes consists primarily of accelerated depreciation recognized in different periods for financial reporting and income tax purposes.

     The provision (benefit) for income taxes differs from amounts computed at statutory rates as follows:

                                               1996     1995     1994
     Federal statutory income tax
      (benefit) rate                            22.0%    34.0%  (34.0%)
     Tax on non-deductible expenses             - 0 -    - 0 -    4.0%
     State and local corporate tax
      net of net operating loss benefit
      for 95 and 94                             14.0%     9.5%   - 0 -
     Prior period IRS audit                     - 0 -     - 0 -   34.7%

     Abatement of City Corporation
      tax assessment                             - 0 -    - 0 -  (42.0%)

     Total effective tax (benefit) rates         36.0%    43.5%  (37.3%)

    The Company has adopted Financial Accounting Standard No. 109
    "Accounting for Income Taxes", which does not have a material effect on the Company's financial statements.

11.  RELATED PARTY TRANSACTIONS

     For fiscal years ended, February 29, 1996, 1995 and 1994, the Company was owed by its President non interest bearing loans of $95,863, $312,910 and $387,240, respectively. Effective June 15, 1995, these loans are being repaid at a rate of $25,000 a month including interest at 7%.

     During the years ended February 29, 1996, 1995 and 1994, the Company incurred professional fees of $15,324, $7,553 and $14,989, respectively, to Edwin Schwimmer, Esq., a member of the Board of Directors of the Company.

                             TECHKNITS, INC. & SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)

12.  SHAREHOLDERS' EQUITY

     In December 1990, the Company's shareholders approved a resolution of the Board of Directors authorizing a one for three reverse stock split (of three old shares of common stock par value $.001 per share for one new share of common stock par value $.003 per share). Accordingly, the number of shares of common stock outstanding was reduced to 1,900,000 shares $.003 par value per share. At the same time, the Company amended its Certificate of Incorporation to change the number of authorized shares from 20,000,000 shares $.001 par value per share to 12,500,000 shares $.003 par value per share.

     In connection with its public offering in July of 1987, the Company issued to the Underwriters 100,000 five-year Underwriters' Warrants, each warrant entitling the Underwriters to purchase a Unit for $7.50. Each Unit consists of 2 shares of Common Stock, $.001 par value, one Class A Warrant and one Class B Warrant each exercisable at $3.75 and $4.50 per share, respectively, into one share of Common Stock $.001 par value. In April of 1992, the Company extended the expiration date of such warrants to July 1, 1995. As of July 1, 1995, none of these warrants were exercised and they expired.

13.  CASH DIVIDEND

     On September 15, 1995, the Board of Directors declared a cash dividend of $.07 per common share to shareholders of record on that date, which was paid on October 30, 1995.

     This special dividend was the result of a constructive dividend given to an officer of the corporation as determined by an Internal Revenue Service audit. (see consolidated statement of shareholders' equity)

14.  SUBSEQUENT EVENT

     On March 11, 1996, the Company sustained inventory losses of $900,000 due to a flood which will be covered by insurance. As of the date of this report, the Company has received an advance of $250,000 from the insurance company.

                       TECHKNITS, INC. & SUBSIDIARY
            SCHEDULE II - AMOUNTS DUE FROM DIRECTORS, OFFICERS
                 AND PRINCIPAL HOLDERS OF EQUITY SECURITIES
                            FOR THE YEARS ENDED





                                February 29,   February 28,   February 28,
                                   1996           1995            1994

Balance at Beginning of Period   $312,910       $387,240        $364,318

  Additions                        - 0 -         368,479         112,780

  Deductions                      217,047        442,809          89,858

Balance at End of Period         $ 95,863       $312,910        $387,240

                              TECHKNITS, INC. & SUBSIDIARY
                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


                            Balance at                       Balance
                            Beginning       Additions         at End
Description of Property     of period        at Cost         of Period

February 29, 1996:

  Machinery and Equipment   $6,954,129     $  198,980        $7,153,109

  Leasehold Improvements     1,087,425         50,675         1,138,100

  Furniture and Fixtures       145,050         13,479           158,529

  Office Computers             118,900          7,185           126,085

       Total                $8,305,504     $  270,319        $8,575,823

February 28, 1995:

  Machinery and Equipment   $6,390,586     $  563,543         $6,954,129

  Leasehold Improvements       932,610        154,815          1,087,425

  Furniture and Fixtures       144,300            750            145,050

  Office Computers             107,778         11,122            118,900

      Total                 $7,575,274     $  730,230         $8,305,504

February 28, 1994:

Machinery and Equipment     $6,115,914     $  274,672          $6,390,586

Leasehold Improvements          913,581        19,029             932,610

Furniture and Fixtures          106,812        37,488             144,300

Office Computers                 94,801        12,977              107,778

     Total                   $7,231,108    $  344,166           $7,575,274

                           TECHKNITS, INC. & SUBSIDIARY
                SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY,
                               PLANT AND EQUIPMENT


                                    Balance at     Additions/     Balance
                                    Beginning      Changes to     at End
Description of Property             of period    Cost & Expenses  of Period

February 29, 1996:

   Machinery and Equipment          $3,432,483     $  537,442    $3,969,925

   Leasehold Improvements               446,864        27,333       474,197

   Furniture and Fixtures                81,033         9,272        90,305

   Office Computers                      67,697        26,723        94,420

        Total                        $4,028,077     $  600,770   $4,628,847

February 28, 1995:

   Machinery and Equipment            $2,928,902    $  503,581   $3,432,483

   Leasehold Improvements                422,598        24,266      446,864

   Furniture and Fixtures                 72,032         9,001       81,033

   Office Computers                       36,675        31,022       67,697

       Total                          $3,460,207    $  567,870   $4,028,077

February 28, 1994:

   Machinery and Equipment            $2,455,417    $  473,485   $2,928,902

   Leasehold Improvements                401,172        21,426      422,598

   Furniture and Fixtures                 61,370        10,662       72,032

   Office Computers                        7,900        28,775       36,675

      Total                           $2,925,859    $  534,348   $3,460,207

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of May 1996.

                         TECHKNITS, INC.
                         Registrant



                         Simon Taub
                         Simon Taub
                         Chairman of the Board