Form 10-Q
period 1996-05-31
TECHKNITS INC
filed 1996-07-16
CIK 814081

Securities and Exchange Commission
                        Washington, D.C. 2059

                               Form 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the quarter ended			Commission File Number
May 31, 1996				        1-9542

TECHKNITS, INC.
(Exact Name of registrant specified in its charter)

	New York                                	11-2343548
	(State or other jurisdiction of      		(I.R.S. Employer
	incorporation  or organization)	      	Identification #)

10 Grand Avenue
Brooklyn, New York  11205
(Address of Principal Executive Office including zip code)

(718) 875-3299
(Registrant's telephone number including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  x.  No   .

Common Stock, Par Value $.003, outstanding at May 31, 1996

1,720,772  Shares

Preferred Stock, Par Value, $.003, outstanding at May 31, 1996

NONE

                    TECHKNITS, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                             ASSETS
                                            	May 31, 1996  	February 29, 1996
Current Assets
Cash                                        	$   120,294	      $    133,644
Certificate of deposit (Note 4)               	2,598,896	         2,570,648
Accounts receivable, (net of allowance for
 doubtful accounts of $29,388 at May 31, 1996
 and February 29, 1996) (Notes 1 & 4)          		549,347         	1,174,175
Inventories (Notes 1, 2 & 4)	                 	5,878,773	         4,833,332
Insurance Reimbursement Receivable (Note 2)	    	251,342
Prepaid expenses and other current assets      		377,728           	228,045
Loan receivable - officer (Note 8)		              66,863	            95,863
Total Current Assets	                       	$ 9,843,243      	$  9,035,707
Property and Equipment - Net (Notes 3 & 4)	   	3,818,266         	3,946,975
Other Assets		                                   219,541	           215,001

	TOTAL ASSETS                              		$13,881,050	      $ 13,197,683
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable bank (Note 4)	                	$ 3,385,000      	$  2,235,000
Accounts payable and accrued expenses	        	1,657,085         	1,533,031
Current maturities of long-term debt and
 capital leases (Note 5)	                       	105,660           	116,153
Income taxes payable 		                          220,065            311,341
Total Current Liabilities	                  	$ 5,367,810	      $  4,195,525
Long-term debt and capital leases (Note 5)     		522,490           	539,037
Deferred income taxes 		                         860,441            860,441
	TOTAL LIABILITIES	                         	$ 6,750,741      	$  5,595,003
Commitments and Contingencies (Notes 6 and 7)
Shareholders' Equity (Note 9)
Preferred stock, $.003 par value 2,500,000
 shares authorized, none issued.
Common stock, $.003 par value 10,000,000
 shares authorized, 1,900,000 shares issued
 and outstanding	                           	$     5,700       		$    5,700
Additional paid-in capital                   		4,648,729         	4,648,729
Retained earnings                            		2,784,846        		3,257,217
Less:  Treasury stock, 179,562 shares of common
 stock - at May 31, 1996 and February 29, 1996,
 at cost	                                     	(  308,966)    		(   308,966)
	TOTAL SHAREHOLDERS' EQUITY	                  	 7,130,309	        7,602,680

	TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	    	$13,881,050	    $ 13,197,683

The accompanying notes are an integral part of this financial statement.

                  TECHKNITS, INC. & SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED

                                                        	May 31,
                                                  	1996            	1995
Sales                                        	$ 1,088,247     		$ 1,728,476
Cost of goods sold (Note 2)                    	1,193,132	       	1,434,741
Gross Profit (Loss)                           	(  104,885	)        	293,735
Operating Expenses
Selling, general & administrative Expenses        318,164           331,616
Loss from operations                          	(  423,049	)     	(   37,881	)
Other Income (Expenses)
Interest income                                   	29,842          		38,579
Interest expense                              	(  156,164	)     	(  108,979	)
Total                                         	(  126,322	)     	(   70,400	)
Loss before extraordinary credit of net
 operating loss carryback                     	(  549,371	)     	(  108,281	)
Extraordinary credit of net operating loss
 carryback 	                                        77,000	           - 0 -
Net Loss                                      	(   472,371	)    	(  108,281	)
Retained Earnings - Beginning of Period	        	3,257,217       		3,227,317
Retained Earning - End of Period		             $ 2,784,846     		$ 3,119,036
Loss Per Share Before Extraordinary Credit          	$(.32	)    	$ - 0 -
Extraordinary Credit                                	$ .05     		$ - 0 -
Net Loss Per Share		                                	$(.27	)    	$(  .06	)
Weighted average number of shares of common
  stock outstanding used in computing
  earnings per share                             	1,720,772	    	1,766,976

The accompanying notes are an integral part of this financial statement.

TECHKNITS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED

                                                            	May 31,
                                                    		1996           	1995
Cash Flows From Operating Activities
Net Loss	                                      		$(  472,371	)  	$(  108,281	)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization		                     	150,864	       	120,600
Decrease (Increase) In Assets:
Accounts receivable		                               	624,828    		(  724,740	)
Inventory		                                      	(1,045,441	)   	(1,273,909	)
Prepaid expenses and other current assets		      	(  149,683	)       	19,755
Insurance reimbursement receivable		             	(  251,342	)       	- 0 -
Increase (Decrease) In Liabilities:
Accounts payable & accrued expenses               			124,054	     	  511,972
Income taxes payable		                           	(   91,276	)    	(  17,907	)
Net Cash Used in Operating Activities	          		(1,110,367	)    	(1,472,510)
Cash Flows From Investing Activities
Acquisition of fixed assets		                    	(   21,483	)   	(  101,494	)
Other assets                                    		(    5,212	)    	   32,770
Net Cash Used in/Provided by Investing Activities	(   26,695	)    	   68,724
Cash Flows From Financing Activities
Proceeds of bank loan	                           		1,150,000	     	1,550,000
Payments of long-term debt	                     		(   27,040	)   	(   42,065	)
Loans receivable officer		                           	29,000	         	5,609
Purchase of treasury stock			                          - 0 -    		(   38,559	)
Net Cash Provided By Financing Activities		       	1,151,960	     	1,474,985
	NET INCREASE (DECREASE) IN CASH
	  AND CERTIFICATE OF DEPOSIT	                       	14,898	    	(   66,249 )
	CASH AND CERTIFICATE OF DEPOSIT,
	  BEGINNING OF PERIOD	                          		2,704,292     		2,552,480
	CASH AND CERTIFICATE OF DEPOSIT,
	  END OF PERIOD		                              	$ 2,719,190   		$ 2,486,231

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	                                       		$   136,861   		$   78,914
Income taxes		                                   	$    36,887   		$   17,241

The accompanying notes are an integral parto of this financial statement.

TECHKNITS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - INVENTORY LOSS
On March 11, 1996, the Company sustained inventory losses of $877,000 due to a flood. Estimated net insurance reimbursement is expected to be $478,842 of which $227,500 has been received by May 31, 1996.
The estimated loss of $398,158 is reflected in the cost of sales.

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

Note 3. - PROPERTY AND EQUIPMENT

Balances of major classes of assets and allowances for depreciation and amortization are as follows:

                                        	May 31        	February 29
                                         	1996             	1996
Factory machinery and equipment        	$7,145,223      	$7,153,109
Leasehold improvements                  	1,164,104       	1,138,100
Furniture and fixtures                    	158,529         	158,529
Computers	                                 129,450	         126,085
Property and equipment - at cost        	8,597,306       	8,575,823
Less accumulated depreciation           	4,779,040       	4,628,848
	Property and equipment - net          	$3,818,266      	$3,946,975

Depreciation expense for the three months ended May 31, 1996, and 1995 were $150,193 and $121,101, respectively.

Note 4. - LOAN PAYABLE TO BANK

The Company has a $6,000,000 line-of-credit agreement (the "Agreement") with a bank expiring September 1, 1996 which provides for funds to be advanced based on a specific formula. At May 31, 1996, the Company had outstanding borrowings under this agreement of $3,385,000. Such loan bears interest at the rate of 3/4 percent above the bank prime rate
(prime rate being 8 1/4 percent at May 31, 1996) and is collateralized by a certificate of deposit and related interest, accounts receivables, work in process finished goods, inventory and certain machinery as well as assignment of Keyman's life insurance, and credit insurance covering accounts receivable. The loan is also guaranteed by the President of the Company.

Note 5. - LONG TERM DEBT

Long term debt for the purchase and financing of knitting machinery consists of the following:
                                               		Monthly      	Principal
                                    	Annual	  Installments Amounts Payable At
  	Financial                       	Interest  	(Including   	May   	February
 	Institution	                        Rate      	Interest)	31,1996  	29, 1996
New York Business
  Development Corp. (1)               	7.5%     	$ 4,857  	$388,655	 $395,846
Various                      	12.25% - 15.5%     	 8,464    	239,495	 259,344
Totals                                         		$13,321   	$628,150	$655,190

(1)	In 1990, the Company obtained from New York Business Development Corp.
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

Annual maturities of long term debt are as follows:

             	Year Ending
             	February 28,
                	1997 (Nine Months)      	$ 89,113
                	1998                     	112,392
                	1999                     	112,531
                	2000                      	56,443
             	Thereafter                  	257,671
             	Total                       	628,150
             	Less current portion        	105,660
             	Long term debt             	$522,490

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

All leases expire July 31, 1999.

The Company leases a showroom in New York City at an annual base rent of $31,200. The lease expires January 31, 1998.

Future minimum lease payments for rental of manufacturing, warehousing and administrative offices are as follows:

                                                 		Minimum
                             	Year Ending         	Rental
                              	February 28,     	Commitment

                            	1997 (nine months)   	$300,150
                             1998	                  397,600
                            	1999                  	369,000
                            	2000                  	153,750

Rent charged to operations, excluding related expenses, for the three months ended May 31, 1996, and 1995 were $98,821 and $102,055, respectively.

NOTE 7 - LEGAL PROCEEDINGS

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At May 31, 1996 and February 29, 1996, the Company was owed by its President loans of $66,863 and $95,863, respectively. These loans bear interest at a rate of 7% annually.

NOTE 9 - SHAREHOLDERS' EQUITY

In December 1990, the Company's shareholders approved a resolution of the Board of Directors authorizing a one for three reverse stock split (of three old shares of common stock par value $.001 per share for one new share of common stock par value $.003 per share). Accordingly, the number of shares of common stock outstanding was reduced to 1,900,000 shares $.003 par value per share. At the same time, the Company amended its Certificate of Incorporation to change the number of authorized shares from 20,000 shares $.001 par value, one Class A Warrant and one Class B Warrant each exercisable at $3.75 and $4.50 per share, respectively, into one share of Common Stock $.001 par value. In April of 1992, the Company extended the expiration date of such warrants to July 1, 1995. As of July 1, 1995, none of these warrants were exercised and they expired.

Net sales for the three months ended May 31, 1996 were $1,088,247 representing a 37% decrease over net sales of $1,728,476 for the three months ended May 31, 1995. The decrease is the result of discontinued non-profitable sales.

Gross profit excluding the inventory loss for the three months ended May 31, 1996 increased by 10%. On March 11, 1996, the Company sustanined an estimated uninsured inventory loss of $398,158 resulting in an overall reduction of gross profit by 27%. Operating expenses increased by 10%.

Cash flow generated by the Company's operations is deemed adequate to meet the Company's financial obligations.

</TEXT/>