Form 10-Q/A
period 1996-05-31
TECHKNITS INC
filed 1996-07-19
CIK 814081

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

NONE

This amendment is being filed to include the revised Financial Data Schedule

                             PART II


Item 6.  Exhibits and Reports on Form 8K

         A.  Exhibits * (numbers below reference Regulation S-K)

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

              (10)  (a)  Employment Agreement dated as of March 1, 1987
                           between Registrant and Simon Taub.
                    (b)  Financing Agreements with Chase Bank.
                    (c)  Lease Agreement between Registrant and Simon Taub.
                    (d)  Lease Agreement between Registrant and
                           10 Grand Avenue Realty Corp.
                    (f)  Agreement between Registrant and Local 17-18,
                           United Production Workers Union.
                (27)     Financial Data Schedule

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

                              SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TECHKNITS, INC.
                                   10 Grand Avenue
                               Brooklyn, New York 11205
                                    (Registrant)


                                   By Simon Taub
                                   Chairman of the Board


</TEXT/>