Form 10-Q
period 1996-08-31
TECHKNITS INC
filed 1996-10-16
CIK 814081

                       Securities and Exchange Commission
                             Washington, D.C. 20549




                                    Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                       Commission File Number
August 31, 1996                                     1-9542


                                 TECHKNITS, INC.

               (Exact Name of registrant specified in its charter)


                   New York                             11-2343548
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


                               Yes  x.  No    .
                                   ---     ---

          Common Stock, Par Value $.003, outstanding at August 31, 1996

                                1,720,772 Shares

        Preferred Stock, Par Value, $.003, outstanding at August 31, 1996

                                      NONE

                          TECHKNITS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    August 31,            February 29,
                                                                       1996                   1996
                                                                   ------------           ------------

Current Assets
   Cash                                                            $  1,897,972           $    133,644
   Certificate of deposit (Note 4)                                    2,629,433              2,570,648
   Accounts receivable, (net of allowance for
    doubtful accounts of $47,488 and $29,388 at
    August 31, 1996 and February 29, 1996,
    respectively) (Notes 1 & 4)                                       2,263,655              1,174,175
   Inventories (Notes 1, 2 & 4)                                       5,528,080              4,833,332
   Insurance Reimbursement Receivable (Note 2)                          150,519
   Prepaid expenses and other current assets                            282,336                228,045
   Loan receivable - officer (Note 8)                                    39,149                 95,863
                                                                   ------------           ------------
         Total Current Assets                                      $ 12,791,144           $  9,035,707
   Property and Equipment - Net (Notes 3 & 4)                         3,737,601              3,946,975
   Other Assets                                                         224,996                215,001
                                                                   ------------           ------------

                TOTAL ASSETS                                       $ 16,753,741           $ 13,197,683
                                                                   ============           ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable bank (Note 4)                                     $  5,710,000           $  2,235,000
   Accounts payable and accrued expenses                              1,883,023              1,533,031
   Current maturities of long-term debt and
    capital leases (Note 5)                                             107,071                116,153
   Income taxes payable                                                 297,452                311,341
                                                                   ------------           ------------
         Total Current Liabilities                                 $  7,997,546           $  4,195,525
Long-term debt and capital leases (Note 5)                              494,066                539,037
Deferred income taxes                                                   860,441                860,441
                                                                   ------------           ------------
                TOTAL LIABILITIES                                  $  9,352,053           $  5,595,003
                                                                   ------------           ------------
Commitments and Contingencies (Notes 6 and 7)

Shareholders' Equity (Note 9)
   Preferred stock, $.003 par value 2,500,000
    shares authorized, none issued
   Common stock, $.003 par value 10,000,000
    shares authorized, 1,900,000 shares issued
    and outstanding                                                $      5,700           $      5,700
   Additional paid-in capital                                         4,648,729              4,648,729
   Retained earnings                                                  3,056,225              3,257,217
   Less:  Treasury stock, 179,562 shares of common
    stock - at August 31, 1996 and February 29, 1996,
    at cost                                                            (308,966)              (308,966)
                                                                   ------------           ------------

                TOTAL SHAREHOLDERS' EQUITY                            7,401,688              7,602,680
                                                                   ------------           ------------

                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 16,753,741           $ 13,197,683
                                                                   ============           ============


    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            FOR THE SIX MONTHS ENDED


                                                                     August 31,

                                                             1996                  1995
                                                          -----------           -----------

Sales                                                     $ 6,210,200           $ 6,491,617

Cost of goods sold                                          5,057,149             5,372,798
                                                          -----------           -----------

         Gross Profit                                       1,153,051             1,118,819
                                                          -----------           -----------

Operating Expenses

   Selling, general & administrative expenses                 922,118               874,702
                                                          -----------           -----------

   Income (loss) from operations                              230,933               244,117
                                                          -----------           -----------

Other Income (Expenses)

   Interest income                                             71,301                76,444
   Interest expense                                          (271,146)             (252,841)
                                                          -----------           -----------

         Total                                               (199,845)             (176,397)
                                                          -----------           -----------

   Income before provision for income
     taxes and flood loss                                      31,088                67,720

   Provision for income taxes                                   - 0 -                23,000

   Flood loss (Note 2)                                        232,080                 - 0 -
                                                          -----------           -----------

         Net Income (Loss)                                   (200,992)               44,720


         RETAINED EARNINGS - BEGINNING OF PERIOD            3,257,217             3,227,317
                                                          -----------           -----------

         RETAINED EARNINGS - END OF PERIOD                $ 3,056,225           $ 3,272,037
                                                          ===========           ===========


   Net Income (Loss) Per Share                            $      (.12)          $       .03
                                                          ===========           ===========



   Average number of shares of common
     stock outstanding used in computing
     earnings per share                                     1,720,772             1,751,756
                                                          ===========           ===========


   The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           FOR THE THREE MONTHS ENDED




                                                                August 31,

                                                          1996               1995
                                                          ----               ----

Sales                                                  $ 5,121,953        $ 4,763,141

Cost of goods sold                                       3,864,017          3,938,057
                                                       -----------        -----------

         Gross Profit                                    1,257,936            825,084
                                                       -----------        -----------

Operating Expenses

   Selling, general & administrative expenses              603,954            543,086
                                                       -----------        -----------

   Income from operations                                  653,982            281,998
                                                       -----------        -----------

Other Income (Expenses)

   Interest income                                          41,459             37,865
   Interest expense                                       (114,982)          (143,862)
                                                       -----------        -----------

         Total                                             (73,523)          (105,997)
                                                       -----------        -----------

   Income before provision for income
     taxes and flood loss                                  580,459            176,001

   Provision for income taxes                               77,000             23,000

   Flood loss (Note 2)                                     232,080              - 0 -
                                                       -----------        -----------

         Net Income                                        271,379            153,001


         RETAINED EARNINGS - BEGINNING OF PERIOD         2,784,846          3,119,036
                                                       -----------        -----------

         RETAINED EARNINGS - END OF PERIOD             $ 3,056,225        $ 3,272,037
                                                       ===========        ===========


   Net Income Per Share                                $       .16        $       .09
                                                       ===========        ===========



   Average number of shares of common
     stock outstanding used in computing
     earnings per share                                  1,720,772          1,736,537
                                                       ===========        ===========


    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                                  1996               1995
                                                                                  ----               ----
Cash Flows From Operating Activities

   Net income (loss)                                                           $  (200,992)       $    44,720

Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Depreciation and amortization                                                 276,840            246,200

Decrease (Increase) In Assets:

     Accounts receivable                                                        (1,089,480)        (3,276,599)
     Inventory                                                                    (694,748)        (1,194,374)
     Prepaid expenses and other assets                                            (204,810)            24,430

Increase (Decrease) In Liabilities:

     Accounts payable & accrued expenses                                           336,103          1,162,259
                                                                               -----------        -----------

        Net Cash Used in Operating Activities                                   (1,577,087)        (2,993,364)
                                                                               -----------        -----------

Cash Flows From Investing Activities

     Acquisition of fixed assets                                                   (66,125)          (193,491)
     Other assets                                                                  (11,336)            29,170
                                                                               -----------        -----------

        Net Cash Used in Investing Activities                                      (77,461)          (164,321)
                                                                               -----------        -----------

Cash Flows From Financing Activities

     Proceeds of bank loan                                                       3,475,000          3,350,000
     Payments of long-term debt                                                    (54,053)           (73,964)
     Loans receivable officer                                                       56,714             75,000
     Purchase of treasury stock                                                      - 0 -            (84,726)
                                                                               -----------        -----------

        Net Cash Provided By Financing Activities                                3,477,661          3,266,310
                                                                               -----------        -----------

               NET INCREASE IN CASH
                 AND CERTIFICATE OF DEPOSIT                                      1,823,113            108,625


               CASH AND CERTIFICATE OF DEPOSIT,
                 BEGINNING OF PERIOD                                             2,704,292          2,552,480
                                                                               -----------        -----------

               CASH AND CERTIFICATE OF DEPOSIT,
                 END OF PERIOD                                                 $ 4,527,405        $ 2,661,105
                                                                               ===========        ===========



Supplemental Disclosures of Cash Flow Information:

   Operating activities - Cash paid for during the year:

     Interest                                                                  $   266,009        $   217,012
                                                                               ===========        ===========

     Income taxes                                                              $    36,182        $    14,369
                                                                               ===========        ===========



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

                          TECHKNITS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

NOTE 2. - FLOOD LOSS

       On March 11, 1996, the Company sustained inventory losses of $877,000 due to a flood. Net insurance reimbursement amounted to $644,920 of which $494,402 has been received by August 31, 1996.

NOTE 3. - PROPERTY AND EQUIPMENT

       Balances of major classes of assets and allowances for depreciation and amortization are as follows:

                                            August 31, 1996     February 29,
                                                  1996             1996
                                                  ----             ----
         Factory machinery and equipment        $7,173,973       $7,153,109
         Leasehold improvements                  1,179,996        1,138,100
         Furniture and fixtures                    158,529          158,529
         Computers                                 129,450          126,085
                                                ----------       ----------

         Property and equipment - at cost        8,641,948        8,575,823

         Less accumulated depreciation           4,904,347        4,628,848
                                                ----------       ----------

            Property and equipment - net        $3,737,601       $3,946,975
                                                ==========       ==========

       Depreciation expense for the six months ended August 31, 1996 and 1995 were $275,500 and $245,000, respectively. Depreciation expense for the three months ended August 31, 1996 and 1995 were $125,307 and $123,899, respectively.

NOTE 4. - LOAN PAYABLE BANK

       The Company has a $6,000,000 line-of-credit agreement (the "Agreement") with a bank expiring September 1, 1996 which provides for funds to be advanced based on a specific formula. At August 31, 1996, the Company had outstanding borrowings under this agreement of $5,710,000. Such loan bears interest at the rate of 3/4 percent above the bank's prime rate (prime rate being 8 1/4 percent at August 31, 1996) and is collateralized by a certificate of deposit and related interest, accounts receivables, work in process and finished goods, inventory and certain machinery as well as assignment of Keyman's life insurance, and credit insurance covering accounts receivable. The loan is also guaranteed by the President of the Company.

                          TECHKNITS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5. - LONG TERM DEBT
       Long term debt for the purchase and financing of knitting machinery consists of the following:

                                                                                            Principal
                                                                  Monthly              Amounts Payable At
                                            Annual             Installments            ------------------
                Financial                  Interest             (Including          August          February
               Institution                   Rate                Interest)          31,1996         29, 1996
               -----------                   ----                ---------          -------         --------
       New York Business
         Development Corp. (1)                        7.5%          $ 4,857          $381,491         $395,846

       Various                              12.25% - 15.5%            8,464           219,646          259,344
                                                                    -------          --------         --------

             Totals                                                 $13,321          $601,137         $655,190
                                                                    =======          ========         ========

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

       Annual maturities of long term debt are as follows:

                                  Year Ending
                                 February 28,
                                 ------------
                                    1997 (Six Months)                                $ 62,100
                                    1998                                              112,392
                                    1999                                              112,531
                                    2000                                               56,443
                              Thereafter                                              257,671
                                                                                     --------
                              Total                                                   601,137

                              Less current portion                                    107,071
                                                                                     --------
                              Long term debt                                         $494,066
                                                                                     ========

                          TECHKNITS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 6. - COMMITMENTS AND CONTINGENCIES

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

       The Company also leases space in various buildings from the President of the Company as follows:

                                                                             Annual Rent
                                                Square               Excluding Real Estate Taxes
             Location                            Feet                     and Other Expenses
             --------                            ----                     ------------------
       17-21 Grand Ave.                           7,500                          $48,000
       23-27 Grand Ave.                          15,000                           84,000
       6 Grand Ave.                              16,000                           72,000


       All leases expire July 31, 1999.

       The Company leases a showroom in New York City at an annual base rent of $31,200. The lease expires January 31, 1998.

       Future minimum lease payments for rental of manufacturing, warehousing and administrative offices are as follows:

                                          Minimum
Year Ending                               Rental
February 28,                             Commitment
------------                             ----------

1997 (six months)                          $200,100
1998                                        397,600
1999                                        369,000
2000                                        153,750

       Rent charged to operations, excluding related expenses, for the six months ended August 31, 1996, and 1995 were $193,070 and $204,239, respectively. Rent charged to operations, excluding related expenses, for the three months ended August 31, 1996 and 1995 were $94,249 and $102,184, respectively.

NOTE 7. - LEGAL PROCEEDINGS

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

                          TECHKNITS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

       defend against the claims. As per company counsel, the claims have no merit and are vigorously being contested.

NOTE 8. - RELATED PARTY TRANSACTIONS

       At August 31, 1996 and February 29, 1996, the Company was owed by its President loans of $39,149 and $95,863, respectively. These loans bear interest at a rate of 7% annually.

NOTE 9. - SHAREHOLDERS' EQUITY

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

                          TECHKNITS, INC. & SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Net sales for the six months ended August 31, 1996, were $6,210,200 representing a 4.5% decrease over net sales of $6,491,617 for the six months ended August 31, 1995. The decrease is the result of discontinued non-profitable sales.

       Gross profit for the six months ended August 31, 1996 increased by 1%, and operating expenses increased by 1%.

       Net sales for the three months ended August 31, 1996 were $5,121,953 representing a 7.5% increase over net sales of $4,763,141 for the three months ended August 31, 1996. Gross profit for the three months ended August 31, 1996 increased by 7.0% and operating expenses remained the same.

       Cash flow generated by the Company's operations is deemed adequate to meet the Company's financial obligations.