Form 10-Q
period 1996-11-30
TECHKNITS INC
filed 1997-01-17
CIK 814081

                       Securities and Exchange Commission
                             Washington, D.C. 20549




                                   Form 10 - Q



   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



For the quarter ended               Commission File Number
November 30, 1996                           1-9542


                                 TECHKNITS, INC.

               (Exact Name of registrant specified in its charter)


             New York                                        11-2343548
             --------                                        ----------
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

         Common Stock, Par Value $.003, outstanding at November 30, 1996

                                1,720,772 Shares

       Preferred Stock, Par Value, $.003, outstanding at November 30, 1996

                                      NONE

                          TECHKNITS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        November 30,                February 29,
                                                                            1996                        1996
                                                                            ----                        ----
Current Assets
   Cash                                                                 $    861,113                $    133,644
   Certificate of deposit (Note 4)                                         2,660,008                   2,570,648
   Accounts receivable, (net of allowance for
    doubtful accounts of $39,388 and $29,388 at
    November 30, 1996 and February 29, 1996,
    respectively) (Notes 1 & 4)                                            1,786,820                   1,174,175
   Inventories (Notes 1, 2 & 4)                                            5,445,465                   4,833,332
   Prepaid expenses and other current assets                                 345,404                     228,045
   Loans receivable - officer (Note 8)                                         - 0 -                      95,863
                                                                        ------------                ------------
        Total Current Assets                                            $ 11,098,810                $  9,035,707
   Property and Equipment - Net (Notes 3 & 4)                              3,604,189                   3,946,975
   Other Assets                                                              231,460                     215,001
                                                                        ------------                ------------

             TOTAL ASSETS                                               $ 14,934,459                $ 13,197,683
                                                                        ============                ============
                       LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable bank (Note 4)                                          $  4,000,000                $  2,235,000
   Accounts payable and accrued expenses                                   1,939,042                   1,533,031
   Current maturities of long-term debt and
    capital leases (Note 5)                                                  116,858                     116,153
   Income taxes payable                                                      259,564                     311,341
                                                                        ------------                ------------
        Total Current Liabilities                                       $  6,315,464                $  4,195,525
Long-term debt and capital leases (Note 5)                                   457,137                     539,037
Deferred income taxes                                                        860,441                     860,441
                                                                        ------------                ------------
             TOTAL LIABILITIES                                          $  7,633,042                $  5,595,003
                                                                        ------------                ------------
Commitments and Contingencies (Notes 6 and 7)
Shareholders' Equity (Note 9)
   Preferred stock, $.003 par value 2,500,000
    shares authorized, none issued
   Common stock, $.003 par value 10,000,000
    shares authorized, 1,900,000 shares issued
    and outstanding                                                     $      5,700                $      5,700
   Additional paid-in capital                                              4,648,729                   4,648,729
   Retained earnings                                                       2,955,954                   3,257,217
   Less:  Treasury stock, 179,562 shares of common
    stock - at November 30, 1996 and February 29, 1996,
    at cost                                                                 (308,966)                   (308,966)
                                                                        ------------                ------------

             TOTAL SHAREHOLDERS' EQUITY                                    7,301,417                   7,602,680
                                                                        ------------                ------------

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 14,934,459                $ 13,197,683
                                                                        ============                ============


    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS & RETAINED EARNINGS
                            FOR THE NINE MONTHS ENDED


                                                                                            November 30,

                                                                                 1996                        1995
                                                                                 ----                        ----
Sales                                                                         $ 9,402,551                $ 11,838,355

Cost of goods sold                                                              7,781,102                  10,051,960
                                                                              -----------                ------------

        Gross Profit                                                            1,621,449                   1,786,395
                                                                              -----------                ------------

Operating Expenses

   Selling, general & administrative expenses                                   1,389,990                   1,378,552
                                                                              -----------                ------------

   Income from operations                                                         231,459                     407,843
                                                                              -----------                ------------

Other Income (Expenses)

   Interest income                                                                 90,841                     106,320
   Interest expense                                                              (391,483)                   (413,776)
                                                                              -----------                ------------

        Total                                                                    (300,642)                   (307,456)
                                                                              -----------                ------------

   Income (loss) before provision for income taxes & flood loss                   (69,183)                    100,387

   Provision for income taxes                                                       - 0 -                      34,000

   Flood loss (Note 2)                                                           (232,080)                      - 0 -
                                                                              -----------                ------------

        Net Income (Loss)                                                        (301,263)               $     66,387


        RETAINED EARNINGS - BEGINNING OF PERIOD                                 3,257,217                   3,227,317

        Less:  Cash dividend (Note 10)                                              - 0 -                      54,307
                                                                              -----------                ------------

        RETAINED EARNINGS - END OF PERIOD                                     $ 2,955,954                $  3,239,397
                                                                              ===========                ============


   Net Income (Loss) Per Share                                                $      (.18)               $        .04
                                                                              ===========                ============


   Average number of shares of common
     stock outstanding used in computing
     earnings (loss) per share                                                  1,720,772                   1,741,504
                                                                              ===========                ============



    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS & RETAINED EARNINGS
                           FOR THE THREE MONTHS ENDED




                                                                              November 30,

                                                                     1996                       1995
                                                                     ----                       ----

Sales                                                            $ 3,192,351                $ 5,346,738

Cost of goods sold                                                 2,723,953                  4,679,162
                                                                 -----------                -----------

        Gross Profit                                                 468,398                    667,576
                                                                 -----------                -----------

Operating Expenses

   Selling, general & administrative expenses                        467,872                    503,850
                                                                 -----------                -----------

   Income from operations                                                526                    163,726
                                                                 -----------                -----------

Other Income (Expenses)

   Interest income                                                    19,540                     29,876
   Interest expense                                                 (120,337)                  (160,935)
                                                                 -----------                -----------

        Total                                                       (100,797)                  (131,059)
                                                                 -----------                -----------

   Income (loss) before provision for income taxes                  (100,271)                    32,667

   Provision for income taxes                                          - 0 -                     11,000
                                                                 -----------                -----------

        Net Income (Loss)                                           (100,271)               $    21,667


        RETAINED EARNINGS - BEGINNING OF PERIOD                    3,056,225                  3,272,037

        Less:  Cash dividend (Note 10)                                 - 0 -                    (54,307)
                                                                 -----------                -----------

        RETAINED EARNINGS - END OF PERIOD                        $ 2,955,954                $ 3,239,397
                                                                 ===========                ===========


   Net Income (Loss) Per Share                                   $      (.06)               $       .01
                                                                 ===========                ===========



   Average number of shares of common
     stock outstanding used in computing
     earnings (loss) per share                                     1,720,772                  1,720,772
                                                                 ===========                ===========




    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED



                                                                                                     November 30,

                                                                                           1996                       1995
                                                                                           ----                       ----

Cash Flows From Operating Activities

   Net Income (loss)                                                                   $  (301,263)               $    66,387

Adjustments to reconcile net income (loss) to net cash used in operating activities:

    Depreciation and amortization                                                          415,500                    444,300

Decrease (Increase) In Assets:

    Accounts receivable                                                                   (612,645)                (2,725,268)
    Inventories                                                                           (612,133)                   216,047
    Prepaid expenses and other current assets                                             (117,359)                    63,774

Increase (Decrease) In Liabilities:

    Accounts payable & accrued expenses                                                    354,233                    907,280
                                                                                       -----------                -----------

      Net Cash Used in Operating Activities                                               (873,667)                (1,027,480)
                                                                                       -----------                -----------

Cash Flows From Investing Activities

    Acquisition of fixed assets                                                            (70,713)                  (209,905)
    Other assets                                                                           (18,459)                    24,188
                                                                                       -----------                -----------

      Net Cash Used in Investing Activities                                                (89,172)                  (185,717)
                                                                                       -----------                -----------

Cash Flows From Financing Activities

    Notes Payable Bank                                                                   1,765,000                  1,450,000
    Payments of long-term debt                                                             (81,195)                  (100,574)
    Loans receivable officer                                                                95,863                    135,281
    Purchase of treasury stock                                                               - 0 -                    (84,726)
    Dividend distribution                                                                    - 0 -                    (54,307)
                                                                                       -----------                -----------

      Net Cash Provided By Financing Activities                                          1,779,668                  1,345,674
                                                                                       -----------                -----------

            NET INCREASE IN CASH
              AND CERTIFICATE OF DEPOSIT                                                   816,829                    132,477

            CASH AND CERTIFICATE OF DEPOSIT,
              BEGINNING OF PERIOD                                                        2,704,292                  2,552,480
                                                                                       -----------                -----------

            CASH AND CERTIFICATE OF DEPOSIT,
              END OF PERIOD                                                            $ 3,521,121                $ 2,684,957
                                                                                       ===========                ===========



Supplemental Disclosures of Cash Flow Information:

   Operating activities:

   Cash paid during the year for:

    Interest                                                                           $   407,339                $   343,201
                                                                                       ===========                ===========

    Income taxes                                                                       $    85,172                $    76,372
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

NOTE 2 - FLOOD LOSS

   On March 11, 1996, the Company sustained inventory losses of $877,000 due to a flood. Net insurance reimbursement amounted to $644,920.

NOTE 3. - PROPERTY AND EQUIPMENT
   Balances of major classes of assets and allowances for depreciation and amortization are as follows:

                                                          November 30,      February 29,
                                                             1996               1996
                                                             ----               ----

        Factory machinery and equipment                   $7,174,723         $7,153,109
        Leasehold improvements                             1,182,705          1,138,100
        Furniture and fixtures                               158,529            158,529
        Computers                                            130,579            126,085
                                                           ---------          ---------

        Property and equipment - at cost                   8,646,536          8,575,823

        Less accumulated depreciation                      5,042,347          4,628,848
                                                           ---------          ---------

          Property and equipment - net                    $3,604,189         $3,946,975
                                                           =========          =========

   Depreciation expense for the nine months ended November 30, 1996 and 1995 were $413,500 and $442,500, respectively. Depreciation expense for the three months ended November 30, 1996 and 1995 were $138,000 and $197,500, respectively.

NOTE 4. - LOAN PAYABLE BANK
   The Company has a $6,000,000 line-of-credit agreement (the "Agreement") with a bank which provides for funds to be advanced based on a specific formula. At November 30, 1996, the Company had outstanding borrowings under this agreement of $4,000,000. Such loan bears interest at the rate of 3/4 percent above the bank's prime rate (prime rate being 8 1/4 percent at November 30, 1996) and is collateralized by a certificate of deposit and related interest, accounts receivables, work in process and finished goods, inventory and certain machinery as well as assignment of Keyman's life insurance, and credit insurance covering accounts receivable. The loan is also guaranteed by the President of the Company.

                          TECHKNITS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5. - LONG TERM DEBT

   Long term debt for the purchase and financing of knitting machinery consists of the following:

                                                      Monthly             Principal
                                    Annual         Installments      Amounts Payable At
            Financial              Interest         (Including      November      February
           Institution               Rate            Interest)      30,1996       29, 1996
           -----------               ----            ---------      -------       --------

      New York Business
        Development Corp. (1)              7.5%        $ 4,857      $374,197      $395,846

      Various                    12.25% - 15.5%          8,464       199,798       259,344
                                                        ------       -------       -------

           Totals                                      $13,321      $573,995      $655,190
                                                        ======       =======       =======

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

      Annual maturities of long term debt are as follows:

                          Year Ending
                         February 28,
                         ------------

                             1997 (Three Months)                    $ 34,958
                             1998                                    112,392
                             1999                                    112,531
                             2000                                     56,443
                        Thereafter                                   257,671

                        Total                                        573,995

                        Less current portion                         116,858

                        Long term debt                              $457,137

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


      All leases expire July 31, 1999.

   During the current period, the Company terminated its showroom lease in New York City.

      Future minimum lease payments for rental of manufacturing, warehousing and administrative offices are as follows:

                                           Minimum
                 Year Ending               Rental
                 February 28               Commitment
                 -----------               ----------

                 1997 (three months)       $  92,250
                 1998                        369,000
                 1999                        369,000
                 2000                        153,750

   Rent charged to operations, excluding related expenses, for the nine months ended November 30, 1996, and 1995 were $283,320 and $306,173, respectively. Rent charged to operations, excluding related expenses, for the three months ended November 30, 1996 and 1995 were $101,934 and $90,250, respectively.

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

                          TECHKNITS, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

   As per company counsel, the claims have no merit and are vigorously being contested.

NOTE 8. - RELATED PARTY TRANSACTIONS

   At February 29, 1996, the Company was owed by its President loans of $95,863 bearing interest at a rate of 7% annually.

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

NOTE 10. - CASH DIVIDEND

   On September 15, 1995, the Board of Directors declared a cash dividend of $.07 per common share to shareholders of record on that date, which was paid on October 30, 1995.

   This special dividend was the result of a constructive dividend given to an officer of the corporation as determined by an Internal Revenue Service audit. (see consolidated statement of shareholders' equity for the year ended February 28, 1995)

                          TECHKNITS, INC. & SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Net sales for the nine months ended November 30, 1996, were $9,402,551 representing a 20% decrease over net sales of $11,838,355 for the nine months ended November 30, 1995. The decrease is the result of discontinued non-profitable sales. Gross profit for the nine months ended November 30, 1996 increased by 2%, and operating expenses increased by 3%.

      Net sales for the three months ended November 30, 1996 were $3,192,351 representing a 40% decrease over net sales of $5,346,738 for the three months ended November 30, 1995. Gross profit for the three months ended November 30, 1996 increased by 2.0% and operating expenses increased by 5.0%.

      Cash flow generated by the Company's operations is deemed adequate to meet the Company's financial obligations.

                          PART II: OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORT ON FORM 10-Q

         1.  (a)  Exhibits:  None

             (b) No report on Form 10-Q was filed by the Company during the months of September, October and November 1996.

                  ALL OTHER ITEMS ARE NOT APPLICABLE OR NONE


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHNKITS, INC.
                                       10 Grand Avenue
                                       Brooklyn, New York 11205
                                       (Registrant)

                                       By:   /s/ Simon Taub
                                          -------------------------------------
                                             Simon Taub
                                             Chairman of the Board and
                                             President


                                       By:   /s/ Moshe Taub
                                          -------------------------------------
                                             Moshe Taub
                                             Treasurer and
                                             Chief Financial Officer
Date: January 14, 1997
      Brooklyn, New York