Form 10-K/A
period 1996-02-29
TECHKNITS INC
filed 1997-04-01
CIK 814081

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10 - K /A

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended February 29, 1996

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

                    10 Grand Avenue, Brooklyn, New York 11205
                     (Address of Principal Executive Office)

The Company's telephone number including area code: (718) 875-3299

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

        Title of Each Class            Name of each exchange on which registered
        -------------------            -----------------------------------------

            Common Stock                                NASDAQ
   (Par Value $.003 per Share)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  |x|  No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

                 [Letterhead of Mayer Rispler & Company, P.C.]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors:
TechKnits, Inc. & Subsidiary
Brooklyn, New York

     We have audited the accompanying consolidated balance sheet of TechKnits, Inc. & Subsidiary as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

                                         Respectfully submitted,

                                         /s/ Mayer Rispler & Company, P.C.

                                         Mayer Rispler & Company, P.C.
                                         Certified Public Accountants

New York, New York
May 27, 1996,
Except as to the first paragraph above,
statement of cash flows and note 11
which are as of March 20, 1997

                          TECHKNITS, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                             February 29,   February 28,
                                                                1996           1995
                                                                ----           ----
Current Assets
   Cash                                                      $   133,644    $   112,615
   Certificate of deposit (Note 5)                             2,570,648      2,439,865
   Accounts receivable, (net of allowance for
    doubtful accounts of $29,388 and $14,548 in
    1996 and 1995, respectively) (Notes 2 & 5)                 1,174,175        303,679
   Inventories (Notes 3 & 5)                                   4,833,332      4,804,838
   Prepaid expenses and other current assets                     228,045         99,829
   Loan receivable - officer (Note 11)                            95,863        175,000
                                                             -----------    -----------
         Total Current Assets                                $ 9,035,707    $ 7,935,826
   Property and Equipment - Net (Notes 4 & 6)                  3,946,975      4,277,427
   Other assets                                                  215,001        235,747
   Loan receivable - officer (Net of Current Portion)              - 0 -        137,910
                                                             -----------    -----------
                TOTAL ASSETS                                 $13,197,683    $12,586,910
                                                             ===========    ===========
                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities
   Notes payable bank (Note 5)                               $ 2,235,000    $ 2,050,000
   Accounts payable and accrued expenses                       1,533,031        857,900
   Current maturities of long-term debt and
    capital leases (Note 6)                                      116,153        132,361
   Income taxes payable (Note 10)                                311,341        340,080
                                                             -----------    -----------
         Total Current Liabilities                           $ 4,195,525    $ 3,380,341
Long-term debt and capital leases (Note 6)                       539,037        648,429
Deferred income taxes (Note 10)                                  860,441        900,634
                                                             -----------    -----------
                TOTAL LIABILITIES                            $ 5,595,003    $ 4,929,404
                                                             -----------    -----------
Commitments and Contingencies (Notes 8 and 9)
Shareholders' Equity (Note 12)
   Preferred stock, $.003 par value 2,500,000
    shares authorized, none issued
   Common stock, $.003 par value 10,000,000
    shares authorized, 1,900,000 shares issued
    and outstanding                                          $     5,700    $     5,700
   Additional paid-in capital                                  4,648,729      4,648,729
   Retained earnings                                           3,257,217      3,227,317
   Less:  Treasury stock, 179,562 and 124,662
    shares of common stock - at February 29, 1996
    and February 28, 1995, respectively, at cost                (308,966)      (224,240)
                                                             -----------    -----------
                TOTAL SHAREHOLDERS' EQUITY                     7,602,680      7,657,506
                                                             -----------    -----------
                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $13,197,683    $12,586,910
                                                             ===========    ===========

    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE YEARS ENDED

                                        February 29,     February 28,     February 28,
                                            1996             1995             1994
                                            ----             ----             ----
Revenues - Net (Note 2)                 $ 14,191,292     $ 19,307,010     $ 15,318,354
Cost of Goods Sold                        12,096,245       16,465,146       13,273,279
                                        ------------     ------------     ------------
         Gross Profit                      2,095,047        2,841,864        2,045,075
                                        ------------     ------------     ------------
Operating Expenses
   Selling and shipping expenses             871,102        1,218,829        1,176,345
   General & administrative expenses         731,845          892,260          893,938
                                        ------------     ------------     ------------

         Total Operating Expenses          1,602,947        2,111,089        2,070,283
                                        ------------     ------------     ------------

         Operating Income (Loss)             492,100          730,775          (25,208)
                                        ------------     ------------     ------------
Other Income (Expense)
   Interest income (Note 5)                  138,997           95,110           65,941
   Interest expense                         (498,969)        (514,123)        (388,821)
                                        ------------     ------------     ------------

         Total                              (359,972)        (419,013)        (322,880)
                                        ------------     ------------     ------------
   Income (Loss) Before
     Income Tax Provision (Benefit)          132,128          311,762         (348,088)

   Provision (Benefit) for
     Income Taxes (Note 10)                   47,921          135,837         (129,658)
                                        ------------     ------------     ------------

                 NET INCOME (LOSS)      $     84,207     $    175,925     $   (218,430)
                                        ============     ============     ============

Earnings (Loss) Per Share               $        .05     $        .10     $       (.12)
                                        ============     ============     ============

Average Number of Common Shares
  Outstanding During the Period            1,736,389        1,822,427        1,850,000
                                        ============     ============     ============

    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                               FOR THE YEARS ENDED

                                                         February 29,  February 28,    February 28,
                                                            1996          1995            1994
                                                            ----          ----            ----
Cash Flows From Operating Activities

     Net income (loss)                                   $  84,207     $   175,925     $  (218,430)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Depreciation and amortization                         603,452         570,552         537,031
     Deferred income taxes                                 (40,193)          - 0 -          10,618

Decrease (Increase) In Assets:

     Certificate of Deposit                               (130,783)        (89,227)        343,201
     Accounts receivable                                  (870,496)      1,229,356      (1,155,243)
     Inventory                                             (28,494)        451,836        (406,573)
     Prepaid expenses and other current assets            (128,216)         56,360         (81,093)

Increase (Decrease) In Liabilities:

     Accounts payable & accrued expenses                   675,131        (684,826)        363,962
     Income taxes payable                                  (28,739)        (30,179)       (150,203)
                                                         ---------     -----------     -----------

        Net Cash Provided By (Used in)
          Operating Activities                             135,869       1,679,797        (756,730)
                                                         ---------     -----------     -----------

Cash Flows From Investing Activities

     Acquisition of fixed assets                          (270,318)       (730,231)       (344,166)
     Other assets                                           18,064         (53,101)        (27,702)
                                                         ---------     -----------     -----------

      Cash Used in Investing Activities                   (252,254)       (783,332)       (371,868)
                                                         ---------     -----------     -----------

Cash Flows From Financing Activities

     (Repayment) Proceeds of bank loan                     185,000      (1,000,000)      1,300,000
     Borrowings                                              - 0 -         387,170           - 0 -
     Payments on long-term debt                           (125,600)       (156,673)        (94,237)
     Loans receivable officer - net                        217,047          74,330         (22,922)
     Purchase of Treasury Stock                            (84,726)       (126,844)          - 0 -
     Dividends                                             (54,307)        (67,131)          - 0 -
                                                         ---------     -----------     -----------

        Net Cash (Used In) Provided By
          Financing Activities                             137,414        (889,148)      1,182,841
                                                         ---------     -----------     -----------

               NET INCREASE IN CASH                         21,029           7,317          54,243

               CASH, BEGINNING OF YEAR                     112,615         105,298          51,055
                                                         ---------     -----------     -----------

               CASH, END OF YEAR                         $ 133,644     $   112,615     $   105,298
                                                         =========     ===========     ===========

    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                               FOR THE YEARS ENDED

Supplemental Disclosures of Cash Flow Information:

                                                         February 29,  February 28,    February 28,
                                                            1996          1995            1994
                                                            ----          ----            ----
   Operating activities:

   Cash paid during the year for:

     Interest                                            $489,418      $   512,971     $   428,657
                                                         ========      ===========     ===========

     Income taxes                                        $ 77,093      $   223,928     $     8,882
                                                         ========      ===========     ===========

Supplemental Schedule of Noncash
  Investing and Financing Activities:

   Capital lease obligations incurred
     for purchase of fixed assets                        $  - 0 -      $   387,170     $     - 0 -
                                                         ========      ===========     ===========


    The accompanying notes are an integral part of this financial statement.

                          TECHKNITS, INC. & SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 FOR THE YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994

                                                         Additional                      Treasury             Loans
                                        Capital Stock      Paid-In     Retained           Stock             Receivable
                                      Shares   Dollars     Capital     Earnings     Shares     Dollars        Officer      Totals
                                    ---------   ------   ----------   ----------    ------    ---------     ---------   ----------
Balance - February 28, 1993         1,900,000   $5,700   $4,648,729   $3,336,953    50,334    $ (97,396)    $(364,318)  $7,529,668

   Net loss                                                             (218,430)                                         (218,430)

   Increase in loans receivable
   officer                                                                                                    (22,922)     (22,922)
                                    ---------   ------   ----------   ----------    ------    ---------     ---------   ----------

Balance - February 28, 1994         1,900,000   $5,700   $4,648,729   $3,118,523    50,334    $ (97,396)    $(387,240)  $7,288,316

   Net Income                                                            175,925                                           175,925

   Purchase of Treasury Stock                                                       74,328     (126,844)                  (126,844)

Recharacterization of loans
 receivable officer (Note 11)                                                                                 320,109      320,109

   Constructive Dividend
   (Pursuant to an Internal
   Revenue Service audit of
   officer's personal return)                                            (67,131)                              67,131
                                    ---------   ------   ----------   ----------    ------    ---------     ---------   ----------

   Balance - February 28, 1995      1,900,000   $5,700   $4,648,729   $3,227,317   124,662    $(224,240)    $   - 0 -   $7,657,506

   Net Income                                                             84,207                                            84,207

   Purchase of Treasury Stock                                                       54,900      (84,726)                   (84,726)

   Dividend (Note 13)                                                    (54,307)                                          (54,307)
                                    ---------   ------   ----------   ----------    ------    ---------     ---------   ----------

   Balance - February 29, 1996      1,900,000   $5,700   $4,648,729   $3,257,217   179,562    $(308,966)    $  - 0 -    $7,602,680
                                    =========   ======   ==========   ==========    ======    =========     =========   ==========

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

3. INVENTORIES

     Inventories consist of the following:

                                                February 29,     February 28,
                                                   1996             1995
                                                   ----             ----
     Raw materials and supplies                 $2,064,189       $1,162,731
     Finished goods                              2,521,187        3,115,298
     Work in progress                              247,856          526,809
                                                ----------       ----------
        Total                                   $4,833,232       $4,804,838
                                                ==========       ==========

4. PROPERTY AND EQUIPMENT

     Balances of major classes of assets and allowances for depreciation and amortization are as follows:

                                                 February 29,    February 28,
                                                    1996            1995
                                                    ----            ----
     Factory machinery and equipment             $7,153,109      $6,954,130
     Leasehold improvements                       1,138,100       1,087,425
     Furniture and fixtures                         158,529         145,050
     Computers                                      126,085         118,900
                                                 ----------      ----------
     Property and equipment - at cost             8,575,823       8,305,505

     Less accumulated depreciation                4,628,848       4,028,078
                                                 ----------      ----------
        Property and equipment - net             $3,946,975      $4,277,427
                                                 ==========      ==========

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

6. LONG TERM DEBT

     Long term debt for the purchase and financing of knitting machinery consists of the following:

                                                                 Principal
                                                Monthly      Amounts Payable At
                                   Annual     Installments   ------------------
          Financial               Interest     (Including   February    February
         Institution                Rate        Interest)   29, 1996    28, 1995
         -----------                ----        ---------   --------    --------
     New York Business
       Development Corp. (1)            7.5%    $  4,857    $395,846    $422,909

     Various                  12.25% - 15.5%       8,464     259,344     357,881
                                                --------    --------    --------
           Totals                               $ 13,321    $655,190    $780,790
                                                ========    ========    ========

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

                          TECHKNITS, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

     Annual maturities of long term debt are as follows:

                        Year Ending
                        February 28,
                        ------------
                           1997                             116,153
                           1998                             112,392
                           1999                             112,531
                           2000                              56,443
                     Thereafter                             257,671
                                                           --------
                     Total                                  655,190

                     Less Current Portions                  116,153
                                                           --------
                     Long term debt                        $539,037
                                                           ========

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

     The Company also leases space in various buildings from the President of the Company as follows:

                                                                  Annual Rent
                                                                 Excluding Real
                                                                 Estate Taxes
                                                    Square            and
        Location                                     Feet        Other Expenses
        --------                                     ----        --------------
     17-21 Grand Ave                                 7,500          $48,000
     23-27 Grand Ave                                15,000           84,000
     6 Grand Ave                                    16,000           72,000

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

                          TECHKNITS, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

     Future minimum lease payments for rental of manufacturing, warehousing and administrative offices are as follows:

                                                Minimum
                                                Rental
                          Year                Commitment
                          ----                ----------
                          1997                $400,200
                          1998                 397,600
                          1999                 369,000
                          2000                 153,750

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

10. INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                     Years Ended
                                        February       February      February
                                        29, 1996       28, 1995      28, 1994
                                        ---------      ---------     ---------
     Income (loss) before taxes:        $ 132,128      $ 311,762     $(348,088)
                                        =========      =========     =========
     Current:
      Federal provision (benefit)       $  29,836      $ 104,837     $ (89,431)
      State and local                      19,629         31,000         - 0 -
     Deferred:
      Federal                              (1,136)         - 0 -       (14,139)
      State and Local                        (408)         - 0 -         - 0 -
     Provision for 1989 IRS audit
      assessment                            - 0 -          - 0 -       120,637
     Benefit from abatement of City
      Corporation tax assessment
      previously provided for               - 0 -          - 0 -      (146,725)
                                        ---------      ---------     ---------

     Income tax expense (benefit)       $  47,921      $ 135,837     $(129,658)
                                        =========      =========     =========

                          TECHKNITS, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

10. INCOME TAXES (CONTINUED)

     Deferred income taxes consists primarily of accelerated depreciation recognized in different periods for financial reporting and income tax purposes.

     The provision (benefit) for income taxes differs from amounts computed at statutory rates as follows:

                                                1996       1995       1994
                                                ----       ----       ----
     Federal statutory income tax
      (benefit) rate                            22.0%      34.0%     (34.0%)
     Tax on non-deductible expenses            - 0 -      - 0 -        4.0%
     State and local corporate tax
      net of net operating loss benefit
      for 95 and 94                             14.0%       9.5%     - 0 -
     Prior period IRS audit                    - 0 -      - 0 -       34.7%
     Abatement of City Corporation
      tax assessment                           - 0 -      - 0 -      (42.0%)
                                               -----      -----      -----

     Total effective tax (benefit) rates        36.0%      43.5%     (37.3%)
                                               =====      =====      =====

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

     During the years ended February 29, 1996, 1995 and 1994, the Company incurred professional fees of $15,324, $7,553 and $14,989, respectively, to Edwin Schwimmer, Esq., a member of the Board of Directors.

     The Company leases space for its manufacturing and administrative facilities in various buildings owned by the president of the Company, as disclosed in note 8.

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

                          TECHKNITS, INC. & SUBSIDIARY

               SCHEDULE II - AMOUNTS DUE FROM DIRECTORS, OFFICERS

                   AND PRINCIPAL HOLDERS OF EQUITY SECURITIES

                              FOR THE YEARS ENDED


                                        February 29,  February 28,  February 28,
                                            1996          1995          1994
                                            ----          ----          ----

Balance at Beginning of Period            $312,910      $387,240      $364,318

   Additions                                 - 0 -       368,479       112,780

   Deductions                              217,047       442,809        89,858
                                          --------      --------      --------

Balance at End of Period                  $ 95,863      $312,910      $387,240
                                          ========      ========      ========

                          TECHKNITS, INC. & SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                      Balance at                       Balance
                                      Beginning       Additions         at End
Description of Property               of period        at Cost        of Period
                                      ---------        -------        ---------
February 29, 1996:

   Machinery and Equipment            $6,954,129      $  198,980      $7,153,109

   Leasehold Improvements              1,087,425          50,675       1,138,100

   Furniture and Fixtures                145,050          13,479         158,529

   Office Computers                      118,900           7,185         126,085
                                      ----------      ----------      ----------

         Total                        $8,305,504      $  270,319      $8,575,823
                                      ==========      ==========      ==========
February 28, 1995:

   Machinery and Equipment            $6,390,586      $  563,543      $6,954,129

   Leasehold Improvements                932,610         154,815       1,087,425

   Furniture and Fixtures                144,300             750         145,050

   Office Computers                      107,778          11,122         118,900
                                      ----------      ----------      ----------

         Total                        $7,575,274      $  730,230      $8,305,504
                                      ==========      ==========      ==========
February 28, 1994:

   Machinery and Equipment            $6,115,914      $  274,672      $6,390,586

   Leasehold Improvements                913,581          19,029         932,610

   Furniture and Fixtures                106,812          37,488         144,300

   Office Computers                       94,801          12,977         107,778
                                      ----------      ----------      ----------

         Total                        $7,231,108      $  344,166      $7,575,274
                                      ==========      ==========      ==========

                          TECHKNITS, INC. & SUBSIDIARY

    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                               Balance at     Additions/       Balance
                                Beginning     Changes to       at End
Description of Property         of period   Cost & Expenses   of Period
                                ---------   ---------------   ---------

February 29, 1996:

   Machinery and Equipment     $3,432,483     $  537,442     $3,969,925

   Leasehold Improvements         446,864         27,333        474,197

   Furniture and Fixtures          81,033          9,272         90,305

   Office Computers                67,697         26,723         94,420
                               ----------     ----------     ----------

         Total                 $4,028,077     $  600,770     $4,628,847
                               ==========     ==========     ==========
February 28, 1995:

   Machinery and Equipment     $2,928,902     $  503,581     $3,432,483

   Leasehold Improvements         422,598         24,266        446,864

   Furniture and Fixtures          72,032          9,001         81,033

   Office Computers                36,675         31,022         67,697
                               ----------     ----------     ----------

         Total                 $3,460,207     $  567,870     $4,028,077
                               ==========     ==========     ==========
February 28, 1994:

   Machinery and Equipment     $2,455,417     $  473,485     $2,928,902

   Leasehold Improvements         401,172         21,426        422,598

   Furniture and Fixtures          61,370         10,662         72,032

   Office Computers                 7,900         28,775         36,675
                               ----------     ----------     ----------

         Total                 $2,925,859     $  534,348     $3,460,207
                               ==========     ==========     ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20th day of March 1997.

                                        TECHKNITS, INC.


                                                      /s/ Simon Taub
                                        By:_____________________________________
                                             Simon Taub, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature                    Title                             Date
---------                    -----                             ----

/s/ Simon Taub
______________________
Simon Taub                   Chairman of the Board,            March 20, 1997
                             President, and Chief
                             Executive Officer

/s/ Moshe Taub
______________________
Moshe Taub                   Director, Vice President,         March 20, 1997
                             Treasurer, and Chief
                             Financial Accounting Officer

/s/ Mark Terkeltaub
______________________
Mark Terkeltaub              Director, Vice President          March 20, 1997
                             and Secretar


/s/ Edwin Schwimmer
______________________
Edwin Schwimmer              Director                          March 20, 1997